Form 10-Q
period 2006-02-28
Ashton Woods USA L.L.C.
filed 2006-04-13
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 333-129906
Ashton Woods USA L.L.C.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	75-2721881 (I.R.S. Employer Identification No.)

1080 Holcomb Bridge Rd. Bldg 200 Suite 350 Roswell, Georgia (Address of principal executive offices)	30076 (Zip code)
(770) 998-9663
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer                               ☐ Accelerated filer                               ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended February 28, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	May 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$182	$105
Inventory
Construction in progress and finished homes	213,752	126,010
Land and land under development	192,915	129,983
Real estate not owned	14,509	14,945
Property and equipment, net	8,516	5,620
Accounts receivable	9,561	10,649
Other assets	19,934	10,102
Investments in unconsolidated entities	11,469	12,029

	$470,838	$309,443

Liabilities
Liabilities
Notes payable	$220,746	$96,789
Related party note	—	13,746
Customer deposits	15,216	12,290
Liabilities related to real estate not owned	12,285	12,551
Accounts payable and accruals	64,896	42,476

Total liabilities	313,143	177,852
Minority interests in real estate not owned	1,823	1,993
Members’ equity	155,872	129,598

	$470,838	$309,443

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Home sales	$150,273	$102,661	$391,278	$312,648
Land sales	7,021	6,162	30,699	33,082
Other	279	232	793	896

	157,573	109,055	422,770	346,626

Cost of sales
Home sales	114,486	81,015	304,739	248,400
Land sales	5,152	2,901	15,003	15,798

	119,638	83,916	319,742	264,198

Gross profit
Home sales	35,787	21,646	86,539	64,248
Land sales	1,869	3,261	15,696	17,284
Other	279	232	793	896

	37,935	25,139	103,028	82,428

Expenses
Sales and marketing	8,173	5,761	22,856	19,034
General and administrative	10,797	6,066	28,367	17,808
Related party	332	256	886	795
Franchise taxes	44	38	214	186
Depreciation and amortization	1,795	953	4,237	2,774

	21,141	13,074	56,560	40,597

Earnings in unconsolidated entities	600	216	1,788	765
Minority interest in earnings	—	—	—	(398)

Net income	$17,394	$12,281	$48,256	$42,198

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$48,256	$42,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings in unconsolidated entities	(1,788)	(765)
Distributions from unconsolidated entities	4,846	1,522
Depreciation and amortization	4,237	2,774
Minority interest in earnings of consolidated limited partnership	—	398
Amortization of deferred debt issuance costs	526	27
Changes in operating assets and liabilities:
Inventory	(150,674)	(46,935)
Accounts receivable	1,088	(2,383)
Restricted cash	—	1,846
Other assets	(4,864)	884
Accounts payable and accruals	22,420	4,191
Customer deposits	2,926	3,754

Net cash (used in) provided by operating activities	(73,027)	7,511

Cash flows from investing activities:
Investments in unconsolidated entities	(2,498)	(7,712)
Additions to property and equipment	(7,133)	(5,147)

Net cash used in investing activities	(9,631)	(12,859)

Cash flows from financing activities:
Proceeds from senior subordinated notes	125,000	—
Proceeds from notes payable	175,935	75,892
Repayments of notes payable	(176,978)	(39,262)
Proceeds from related party note	833	10,431
Repayments of related party note	(11,445)	(12,128)
Debt issuance costs	(5,494)	(1,874)
Members’ distributions	(25,116)	(28,187)

Net cash provided by financing activities	82,735	4,872

Increase (decrease) in cash	77	(476)
Cash and cash equivalents, beginning of period	105	625

Cash and cash equivalents, end of period	$182	$149

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements of Ashton Woods USA L.L.C. (“Ashton Woods” or the “Company”), a limited liability company, operating as Ashton Woods Homes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying consolidated financial statements. Certain items in prior period consolidated financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements for the fiscal year ended May 31, 2005, appearing in the Company’s registration statement on Form S-4.
Note 2 — Inventory
Inventory consists of the following (in thousands):

	February 28, 2006	May 31, 2005
Homes under construction	$213,752	$126,010
Finished lots	38,019	40,216
Land under development	143,460	70,104
Land held for development	11,436	19,663

	$406,667	$255,993

The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during periods indicated (in thousands):

	Three months ended		Nine months ended
	February 28,		February 28,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$6,123	$2,438	$3,173	$3,123
Interest incurred	4,542	1,692	9,938	3,752
Interest amortized to cost of sales	(2,151)	(1,388)	(4,597)	(4,133)

Capitalized interest, end of period	$8,514	$2,742	$8,514	$2,742

Note 3 — Consolidated Land Inventory Not Owned
In the ordinary course of its business, the Company enters into land and lot option purchase contracts with unaffiliated entities in order to procure land or lots for the construction of homes. Under such option purchase contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (“FIN 46R”), certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46R. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.

In applying the provisions of FIN 46R, the Company evaluated those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
The consolidation of these variable interest entities added $14.5 million, $12.3 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at February 28, 2006 and added $14.9 million, $12.6 million and $2.0 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2005.
Note 4 — Investments in Unconsolidated Entities
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of the entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $4.4 million and $4.2 million at February 28, 2006 and May 31, 2005, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as earned.
Note 5 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. Warranty liabilities are included in accounts payable and accruals on the consolidated balance sheets and totaled $3.5 million at February 28, 2006 and $3.1 million at May 31, 2005. Warranty expense was $1.7 million and $4.3 million for the three and nine months ended February 28, 2006, compared with $1.1 million and $2.8 million for the same periods in the prior fiscal year. Warranty activity for the three and nine months ended February 28, 2006 and 2005 is shown below (in thousands):

	Three months ended		Nine months ended
	February 28,		February 28,
	2006	2005	2006	2005
Balance at beginning of period	$3,054	$2,789	$3,075	$2,670
Provisions	1,746	1,098	4,316	2,817
Payments	(1,259)	(1,142)	(3,850)	(2,742)

Balance at end of period	$3,541	$2,745	$3,541	$2,745

Note 6 — Notes Payable
The Company’s notes payable at February 28, 2006 and May 31, 2005, consist of the following (in thousands):

	February 28,	May 31,
	2006	2005
Unsecured revolving credit facility	$93,839	$92,089
9.5% Senior Subordinated Notes due 2015	125,000	—
Secured Note	1,907	4,700

	$220,746	$96,789

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. Interest on the 9.5% Senior Subordinated Notes due 2015 is payable semiannually. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries.
In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility is January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. At February 28, 2006, the Company had available borrowing capacity under this facility of $206.2 million as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at February 28, 2006, was approximately 5.9%. As of and for the nine months ended February 28, 2006, the Company was in compliance with the covenants under this facility.

Note 7 — Transactions With Related Parties
The Company has entered into a services agreement with a related party for the license, development and support of its computer systems and for the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears, in payment for these services. The Company incurred fees of $0.3 million and $0.9 million related to these services during the three and nine months ended February 28, 2006, respectively, compared with $0.3 million and $0.8 million for the same periods in the prior fiscal year.
The Company had entered into option purchase agreements for the purchase of finished lots for use in its homebuilding operations and into joint ventures for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These arrangements related to 386 finished lots, which have all been purchased by the Company. The Company also has consolidated variable interest entities pursuant to FIN 46R where the Company has entered into lot purchase agreements with related parties. As of February 28, 2006, the Company has 403 finished lots under contract to be purchased, representing $22.9 million in purchase price, of which 26 lots representing $1.5 million remain to be purchased under specific performance obligations.
The Company had an unsecured note with a related party in the principal amount of $13.7 million at May 31, 2005, which was repaid during the nine months ended February 28, 2006.
Note 8 — Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial statements.
Note 9 — Provision for income taxes
The Company operates as a limited liability company. Accordingly, the Company incurs no liability for federal or state income taxes, as these taxes are passed through to the members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
Ashton Woods is one of the largest private homebuilders in the United States based on number of home closings and revenues. The Company designs, builds and markets high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. The Company currently operates in Atlanta, Dallas, Houston, Orlando and Phoenix and is establishing homebuilding operations in Tampa and Denver. These cities represent seven of the 20 largest new residential housing markets in the United States according to the U.S. Census Bureau. The Company has been in operation for over 15 years and serves a broad customer base including first-time buyers and first- and second-time move-up buyers. The Company focuses on achieving the highest standards in design, quality and customer satisfaction. The Company has received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and is ranked in the top 10% of all homebuilders nationally in customer satisfaction in 2005 and 2004 by a nationally recognized survey company not affiliated with the Company.
The Company’s revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets it currently serves. The Company also acquires and develops land for use in its homebuilding operations and for sale to others. From time to time, the Company elects to sell parcels of land or finished lots that do not fit with its home development program. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to the Company’s business of selling and building homes and has fluctuated significantly in the past. The Company anticipates continuing to sell parcels of land and finished lots in the future when circumstances warrant, however, the Company does not anticipate future sales of land being as significant a part of its revenues as they have been in the past. The Company expects that the significance of land sales revenue will fluctuate from quarter to quarter.
The Company also conducts mortgage origination and title services for the benefit of its homebuilding operation. These ancillary services do not provide the Company with significant revenues and are carried out through separate jointly-owned entities, which are operated by the Company’s partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on the Company’s income statement. The Company has a 49.9% interest in an entity that offers mortgage financing to all of its buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. The Company also offers title services to its homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and to its homebuyers in Orlando and Tampa through a 49.0% ownership interest in a title company. The title companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners.
Information regarding the J.D. Power and Associates 2005 New Home Builder Customer Satisfaction Studysm was based on responses from 73,353 buyers of newly constructed homes in 30 of the largest U.S. markets, who were surveyed between March-July 2005. With respect to the 2005 survey, the Atlanta market covers Barrow, Cherokee, Clayton, Cobb, Coweta, Dawson, Dekalb, Douglas, Fayette, Forsyth, Fulton, Gwinnett, Hall, Henry, Newton, Paulding, Rockdale, Spalding and Walton counties. Information regarding the J.D. Power 2004 New Home Builder Customer Satisfaction Studysm was based on responses from 64,502 buyers of newly constructed homes, respectively, in 25 of the largest U.S. markets. With respect to the 2004 survey, the Atlanta market covers Barrow, Bartow, Carroll, Cherokee, Clayton, Cobb, Coweta, Dawson, DeKalb, Douglas, Fayette, Forsyth, Fulton, Gwinnett, Hall, Henry, Newton, Paulding, Rockdale, Spalding and Walton counties.

Overview
Key financial and operating highlights for the three and nine months ended February 28, 2006 are as follows:
•	The Company’s strong land positions and competitive product offerings resulted in increases in home closings, net new home orders, revenues and net income for the three and nine months ended February 28, 2006, to record levels as compared to the same periods in the prior fiscal year.
o	Revenues increased to $157.6 million and $422.8 million in the three and nine months ended February 28, 2006, respectively, as compared to $109.1 and $346.7 million, respectively in the comparable periods a year ago. The increase in revenues was a direct result of the increase in homes closed to 552 and 1,476 in the three and nine months ended February 28, 2006, respectively, as compared to 427 and 1,325 in the three and nine months ended February 28, 2005 respectively. Homes closed during the third quarter and first nine months of fiscal year 2006 increased 29.3% and 11.4%, respectively, compared to the same periods in the prior fiscal year.

o	Net income for the three and nine months ended February 28, 2006 increased to $17.4 million and $48.3 million, respectively, increases of 41.6% and 14.4%, compared to the same periods in the prior fiscal year.

o	Net new home orders for the three and nine months ended February 28, 2006, reached record levels of 590 and 1,829, respectively, representing increases of 2.3% and 24.8% as compared to the same periods a year ago.
•	Notwithstanding this strong performance, in the third quarter of fiscal year 2006, the Company began to experience a slowdown in the demand for its homes, a decline in home price increases and higher cancellation rates in several of its markets, particularly Phoenix, Orlando and to a lesser degree Atlanta. In addition, it appeared that prospective homebuyers were taking more time in making home buying decisions. The Company has increased the incentives offered to our homebuyers as the homebuilding markets have moderated from the pace experienced by the industry in general in recent years.

•	Due to the record level of net new home orders during the three and nine months ended February 28, 2006, backlog at February 28, 2006 reached the highest level in the Company’s history at 1,687 homes with a sales value of $520.5 million, representing a 48.2% increase in the number of homes in backlog and an 70.6% increase in the sales value of backlog as compared to February 28, 2005. This significant backlog provides the Company with visibility towards future homes sales revenues, gross margins and earnings and enables the Company’s management to better plan for community development and supply purchases. However, gross margins and earnings could be affected by changes in the costs of raw materials used in construction of the Company’s homes. For example, increases in the costs of raw materials for homes in backlog would decrease the expected earnings on these homes upon closing.

Historically, the Company has experienced a cancellation rate between 15% — 20% of the gross new orders recorded in any reporting period, however during the third quarter and into the fourth quarter of fiscal year 2006, the Company has experienced an increase in cancellations of gross new home orders over 20% in several of the Company’s markets. The Company believes that its experiences in these markets are consistent with the overall trends in the homebuilding market. The Company expects to close a significant percentage of its backlog during the fourth quarter of fiscal 2006, approximately 60%, as a result of the completion of homes in backlog which were initially delayed due to land development and construction delays experienced in several of its markets.

•	During the second fiscal quarter, the Company completed the issuance of $125.0 million 9.5% Senior Subordinated Notes due in 2015 in a private placement, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt.

•	During the third fiscal quarter, the Company completed the amendment of its senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million.

Results of Operations
The following table sets forth key financial data for the three and nine months ended February 28, 2006 and 2005, (dollars in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Statement of Earnings Data:
Revenues
Home sales	$150,273	$102,661	$391,278	$312,648
Land sales	7,021	6,162	30,699	33,082
Other	279	232	793	896

	157,573	109,055	422,770	346,626

Cost of sales
Home sales	114,486	81,015	304,739	248,400
Land sales	5,152	2,901	15,003	15,798

	119,638	83,916	319,742	264,198

Gross profit
Home sales	35,787	21,646	86,539	64,248
Land sales	1,869	3,261	15,696	17,284
Other	279	232	793	896

	37,935	25,139	103,028	82,428

Expenses
Sales and marketing	8,173	5,761	22,856	19,034
General and administrative	10,797	6,066	28,367	17,808
Related party	332	256	886	795
Franchise taxes	44	38	214	186
Depreciation and amortization	1,795	953	4,237	2,774

	21,141	13,074	56,560	40,597

Earnings in unconsolidated entities	600	216	1,788	765
Minority interest in earnings	—	—	—	(398)

Net income	$17,394	$12,281	$48,256	$42,198

Other Data:
Homes closed	552	427	1,476	1,325
Average sales price per home closed	$272	$240	$265	$236
Home gross margin (1)	23.8%	21.1%	22.1%	20.5%
EBITDA (2)	$21,384	$14,660	$57,304	$49,291
Ratio of SG&A expenses to revenues	12.0%	10.8%	12.1%	10.6%
Ratio of net income to revenues	11.0%	11.3%	11.4%	12.2%

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as the Company, the EBITDA information in this report may not be comparable to similar presentations by others.

EBITDA is a measure commonly used in the homebuilding industry and is presented as a useful adjunct to net income and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance, and the Company believes that it is a useful measure for investors to compare the Company with its competitors.

The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
(dollars in thousands)
Net income	$17,394	$12,281	$48,256	$42,198
Franchise taxes	44	38	214	186
Depreciation and amortization	1,795	953	4,237	2,774
Interest expense in cost of sales	2,151	1,388	4,597	4,133

EBITDA	$21,384	$14,660	$57,304	$49,291

EBITDA does have certain limitations as a tool for measuring Company performance from period to period, because that performance is affected by the use of cash to purchase capital assets and to pay interest and taxes. These amounts, as well as depreciation and amortization associated with capital assets, can fluctuate significantly over time due to the Company’s debt levels used to finance the Company’s inventory, purchases of capital assets and operations, income levels and other performance issues, which is not apparent if EBITDA is used as an evaluation tool. Because the Company borrows money to finance its inventory purchases and operations, interest expense is a necessary element of its costs and affects its ability to generate revenue. Further, because the Company uses capital assets, depreciation and amortization are necessary elements of its costs and also affect its ability to generate revenue. Any performance measure that excludes interest expense, depreciation and amortization has material limitations. To compensate for these limitations, the Company’s management uses both EBITDA and net income, the most directly comparable GAAP measure, to evaluate its performance.

The following table sets forth key operating data for the three and nine months ended February 28, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net new home orders (units):
Atlanta	103	156	385	341
Dallas	139	118	498	370
Houston	115	111	310	270
Orlando	119	123	313	239
Phoenix	91	69	292	245
Tampa	23	—	31	—

Company total	590	577	1,829	1,465

Homes closed (units):

Atlanta	156	103	371	355
Dallas	135	94	366	332
Houston	105	90	325	263
Orlando	95	57	239	124
Phoenix	61	83	175	251

Company total	552	427	1,476	1,325

Average sales price per home closed (dollars in thousands):

Atlanta	$235	$270	$256	$272
Dallas	$212	$200	$217	$196
Houston	$228	$216	$226	$209
Orlando	$303	$256	$283	$238
Phoenix	$526	$267	$434	$265
Company average	$272	$240	$265	$236
The following table sets forth key operating data as of February 28, 2006, May 31, 2005 and February 28, 2005:

	February 28,		February 28,
	2006	May 31, 2005	2005
Backlog (units) at end of period:
Atlanta	274	260	204
Dallas	363	231	244
Houston	193	208	148
Orlando	446	372	227
Phoenix	380	263	315
Tampa	31	—	—

Company total	1,687	1,334	1,138

Sales value of backlog at end of period (dollars in thousands):
Atlanta	$71,050	$57,843	$47,975
Dallas	79,251	50,955	52,234
Houston	40,677	47,632	32,295
Orlando	136,911	97,274	56,162
Phoenix	181,318	116,245	116,452
Tampa	11,298	—	—

Company total	$520,505	$369,949	$305,118

	February 28,		February 28,
	2006	May 31, 2005	2005
Active communities at end of period:
Atlanta	11	8	7
Dallas	15	14	14
Houston	11	12	11
Orlando	7	5	4
Phoenix	8	7	4
Tampa	2	—	—

Company total	54	46	40

Three and Nine Months Ended February 28, 2006 Compared to Three and Nine Months Ended February 28, 2005
Revenues. Revenues increased by $48.5 million or 44.5% for the three months ended February 28, 2006, compared to the same period in the prior fiscal year as the Company experienced an increase in home sales revenue from $102.7 million to $150.3 million and an increase in land sales revenue from $6.2 million to $7.0 million. The Company closed 552 homes in the three months ended February 28, 2006, compared to 427 home closings in the same period in 2005, an increase of 29.3%. Home closings increased in all markets as compared to the same period in the prior year with the exception of Phoenix, where home closings declined by 22 homes or 26.5% due to delays created by shortages of subcontractors in the market causing delays in the completion of home construction into the fourth quarter of fiscal 2006. The average sales price of homes closed increased by 13.3% to $272,000 as compared to $240,000 for the prior year period due to the Company closing more homes in the single family product in Orlando and pricing power experienced in Phoenix offset in part by an increase in homes closed in the condominium product in Atlanta, which carries a lower average price point than the Company’s single-family product. Since land sales are incidental to the Company’s business of building and selling homes, the Company generally sells only parcels of land and finished lots that do not fit with its home development program. The increase in land sales revenue of 13.9%, or $859,000, was a result of the Company having identified additional parcels of land and finished lots that did not fit with its home development program during the three months ended February 28, 2006 as compared to the same period during the prior fiscal year.
Revenues increased by $76.1 million or 22.0% for the nine months ended February 28, 2005, as compared to the same period in the prior fiscal year. The Company closed 1,476 homes in the nine months ended February 28, 2006, compared to 1,325 home closings in the same period in 2005, an increase of 11.4%. Home closings increased in all markets as compared to the same period in the prior year with the exception of Phoenix, where home closings declined by 76 homes or 30.3% due to delays created by shortages of subcontractors as described above. The average sales price of homes closed increased by 12.3% to $265,000 as compared to $236,000 for the prior year due to the Company closing more homes in the single family product in Orlando and pricing power experienced in Phoenix which was offset in part by an increase in homes closed in the condominium product in Atlanta, which carries a lower average price point than the Company’s single-family product. This increase in home sales revenue was offset in part by a decline in land sales revenue in the nine months ended February 28, 2006, of $2.4 million or 7.2%. The decrease in land sales revenue was a result of the Company having identified fewer parcels of land and finished lots that did not fit with its home development program during the nine months ended February 28, 2006, as compared to the same period during the prior fiscal year.
Gross Margins. Home gross margins were 23.8% for the three months ended February 28, 2006, compared with 21.1% in the same period a year ago. The increase in home gross margins was due primarily to the pricing power experienced in Orlando and Phoenix at the time the new home orders were received due to the strength in those markets at that time. Home gross margins were 22.1% for the nine months ended February 28, 2006, compared with 20.5% in the same period a year ago.
Sales & Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $8.2 million during the three-month period ended February 28, 2006, compared to $5.8 million in the three month period ended February 28, 2005. The increase of 41.4%, or $2.4 million, was primarily due to continued growth in the Company’s existing markets and, to a lesser extent, to start-up expenses incurred in Tampa.
Sales and marketing expenses totaled $22.9 million during the nine months ended February 28, 2006, compared to $19.0 million in the nine months ended February 28, 2006. The increase of 20.5%, or $3.9 million, was primarily due to the continued growth in the Company’s existing markets and to a lesser extent to start-up expenses incurred in Tampa.
General & Administrative Expenses. General and administrative expenses totaled $10.8 million in the three months ended February 28, 2006, compared with $6.1 million in the three months ended February 28, 2005. The increase of $4.7 million represents a 77.0% growth in these costs. General and administrative expenses totaled $28.4 million in the nine months ended February 28, 2006, compared with $17.8 million in nine months ended February 28, 2005. The increase of $10.6 million represents a 59.6% growth in these costs. These costs were driven primarily by the investment in start-up operations in Tampa and Denver, continued operational growth in Orlando and Phoenix and the commensurate increases in corporate staff to support these operations.
Net Income. As compared to the three month period ended February 28, 2005, net income in the three months ended February 28, 2006, increased 41.6% or $5.1 million. The increase resulted primarily from the increase in land sale income in Atlanta, Denver and Orlando, the increase in home closings and an increase in average sales price per home of 13.3% from approximately $240,000 per home sale in the prior period to $272,000 in the current period. Total sales and marketing expenses increased $2.4 million due primarily to continued growth in the Company’s existing markets and, to a lesser extent, to start-up expenses in Tampa and Denver. General and administrative expenses increased $4.7 million during the period as the Company’s new divisions, Denver and Tampa, experienced growth in their operations, and, to a lesser extent, as a result of continued operational growth in Orlando and Phoenix and an increase in corporate staffing. Total sales and marketing and general and administrative expenses, as a percentage of total revenues increased to 12.0% from 10.8%. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s mortgage and title joint ventures in which the Company has a 49% ownership interest, increased $0.4 million as a result of increased home closing volume, as compared to the prior period.
As compared to the nine months ended February 28, 2005, net income in the nine months ended February 28, 2006, increased 14.4% or $6.1 million. The increase resulted primarily from the increase in home closings and an increase in average sales price per home of 12.3% from approximately $236,000 per home sale in the prior period to $265,000 in the current period. Total sales and marketing expenses increased $3.8 million due primarily to start-up expenses in Tampa. General and administrative expenses increased $10.6 million during the period as the Company’s new divisions, Denver and Tampa, experienced growth in their operations, and, to a lesser extent, as a result of continued operational growth in Orlando and Phoenix and an increase in corporate staffing. Total sales and marketing and general and administrative expenses, as a percentage of total revenues increased to 12.1% from 10.6%. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s mortgage and title joint ventures in which the Company has a 49% ownership interest, increased $1.0 million.
Net New Home Orders and Backlog. Net new home orders for the three and nine months ended February 28, 2006, reached record levels of 590 and 1,829, respectively, representing increases of 2.3% and 24.8%, respectively, as compared to the same periods a year ago. The increase in net new home orders resulted from the Company’s continued product and geographic expansion through increases in active communities in many of the Company’s markets.
During the third quarter of fiscal year 2006, the Company began to experience a slowdown in the demand for its homes, a decline in home price increases and higher cancellation rates in several of its markets, particularly Phoenix, Orlando and to a lesser degree Atlanta. In addition, it appeared that prospective homebuyers were taking more time in making home buying decisions. The Company has increased the incentives offered to our homebuyers as the homebuilding markets have moderated from the pace experienced by the industry in general in recent years.
The Company experienced a cancellation rate of gross new home orders of 19.8% in the third quarter of fiscal year 2006 compared to 14.1% in the same period a year ago. In some instances, homebuyers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for mortgage financing or under certain other circumstances. Cancellations, while delaying the ultimate sale of the Company’s homes, have not had a material impact on new orders, operations or liquidity as the Company closely monitors the prospective homebuyers’ ability to obtain mortgage financing to coordinate with the start of construction of the homes. Revenue is not recognized on net new home orders under sales contracts until the sales are closed and title passes to the new homeowners.
Net new home orders in the Atlanta operation decreased 34.0% in the three months ended February 28, 2006, due to lower net sales per active community compared to the prior year because the Company experienced an increase in cancellations of gross new orders to 31.3% in the third quarter as many of our homebuyers had difficulty qualifying for mortgage financing. Net new home orders in Dallas increased 17.8% in the third quarter of fiscal year 2006, reflecting the expansion of the Company’s product mix in Dallas with the successful opening of three townhome projects during fiscal year 2006. Net new home orders in Houston increased 3.6%. Net new home orders in Orlando decreased slightly by 3.3% as the Company has experienced a slowing in demand for its homes during the third quarter of fiscal year 2006. Net new home orders in Phoenix increased 31.9% in the three months ended February 28, 2006, compared to the three months ended February 28, 2005, due primarily to an increase in the number of the Company’s active communities; however, the Company has experienced a slowdown in demand for its homes in Phoenix and has increased incentives offered to prospective homebuyers in an effort to maintain the pace of new orders in the market. Additionally, the Company had 23 net new home orders in its Tampa operation during the three months ended February 28, 2006.
Backlog as of February 28, 2006, reached the highest level in the Company’s history, at 1,687 orders, an increase of 48.2% as compared to February 28, 2005 and an increase of 26.5% as compared to May 31, 2005. The Company’s backlog of 1,687 orders represents approximately $520.5 million in sales value and an increase in the sales value backlog of $215.4 million or 70.6% at the end of the current period as compared to February 28, 2005, and an increase of approximately $150.6 million or 40.7% compared to May 31, 2005. This significant backlog provides the Company with visibility towards future homes sales revenues, gross margins and earnings and enables the Company’s management to better plan for community development and supply purchases. However, gross margins and earnings could be affected by changes in the costs of raw materials used in construction of the Company’s homes. For example, increases in the costs of raw materials for homes in backlog would decrease the expected earnings on these homes upon closing.
Historically, the Company has experienced a cancellation rate between 15% — 20% of the gross new home orders recorded in any reporting period, however during the third quarter and into the fourth quarter of fiscal year 2006, the Company has experienced an increase in cancellations of gross new home orders over 20% in several of the Company’s markets. The Company believes that its experiences in these markets are consistent with the overall trends in the homebuilding market. The Company expects to close a significant percentage of its backlog during the fourth quarter of fiscal 2006, approximately 60%, as a result of the completion of homes in backlog which were initially delayed due to land development and construction delays experienced in several of its markets.
Liquidity and Capital Resources
The Company’s principal uses of cash are land purchases, lot development and home construction. The Company funds its operations with cash flows from operating activities and/or borrowings under its senior unsecured credit facility. As the Company utilizes its capital resources and liquidity to fund the growth of its operations, the Company focuses on maintaining conservative balance sheet leverage ratios. The Company believes that it will be able to continue to fund its operations and future cash needs (including debt maturities) through a combination of cash flows from operating activities and its existing senior unsecured credit facility.
As of February 28, 2006, the Company’s ratio of total debt to total capitalization was 58.6%, compared to 46.0% as of May 31, 2005. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity). Total debt to capitalization increased as a result of growth in homebuilding activities resulting in the incurrence of debt to fund the growth during the nine months ended February 28, 2006.
Operating Cash Flow. During the nine months ended February 28, 2006, the Company used approximately $73.0 million in cash from operating activities as a result of a $150.7 million increase in spending on inventory supply for future growth, which was partially offset by net income of $48.3 million and decreases in accounts receivable and increases in customer deposits and accounts payable.
During the nine months ended February 28, 2005, the Company generated approximately $7.5 million in cash from operating activities, which was due primarily to an increase in net income which was offset by a $46.9 million investment in inventory supply for future growth.
Investing Cash Flow. Cash used in investing activities totaled $9.6 million for the nine months ended February 28, 2006 as compared to $12.9 million for the nine months ended February 28, 2005, which was due to a decrease of $5.2 million in investments in unconsolidated entities partially offset by a $2.0 million increase in investments in property and equipment.
Financing Cash Flow. Net cash provided by financing activities totaled $82.7 million in the nine months ended February 28, 2006. In September 2005, the Company issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. Interest on the 9.5% Senior Subordinated Notes due 2015 is payable semiannually. The net proceeds of $121.3 million were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt. Additionally, the Company incurred borrowings under its senior unsecured credit facility of $175.9 million and made a distribution of $25.1 million to its members for the payment of federal and state income taxes and as general distributions of income.
During the nine months ended February 28, 2005, cash provided by financing activities totaled $4.9 million, which included an increase in the Company’s debt outstanding under its senior unsecured credit facility of $75.9 million, repayments of amounts outstanding under its senior unsecured credit facility of $39.3 million, a reduction in related party debt of $1.7 million and a distribution of $28.2 million to its members for the payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Credit Facility. In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility is January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by certain of its subsidiaries and all the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated/total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, lots under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based on the Company’s ratio of debt to tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at February 28, 2006, was approximately 5.9%. As of and for the nine months ended February 28, 2006, the Company was in compliance with the covenants of this facility.
Because the Company has been in compliance with the covenants in its senior unsecured credit facility, these covenants have not had a material impact on its operations, financial condition and results of operations. However, in the future the Company’s ability to secure financing for its operations or otherwise pursuing its business plan could be limited by these covenants, and if the Company is unable to obtain financing for its operations or otherwise pursuing its business plan, its growth may be impaired and the Company’s revenues may decline.

Borrowings under the amended senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the amended senior unsecured credit facility. At February 28, 2006, the Company had $93.8 million in outstanding borrowings, and $206.2 million in available borrowings under the amended senior unsecured credit facility.
9.5% Senior Subordinated Notes. In September 2005, the Company issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. Interest on the 9.5% Senior Subordinated Notes due 2015 is payable semiannually. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. The Company’s existing restricted subsidiaries jointly and severally guarantee the notes on a senior subordinated basis. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes. The guarantees are general unsecured obligations of the guarantors and will be subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility.
The indenture governing the 9.5% Senior Subordinated Notes due 2015 contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting its subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. Unlike the senior unsecured credit facility, the financial covenants in the indenture governing the 9.5% Senior Subordinated Notes due 2015 primarily limit the Company’s ability to incur additional debt, make distributions or engage in other actions rather than require the Company to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future the Company’s ability to secure financing for its operations could be limited by these covenants, and if the Company is limited in its ability to attain financing, the Company’s operations, financial condition and results of operations could be adversely affected.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE
CONTRACTUAL COMMITMENTS
The Company’s primary contractual cash obligations for its operations are payments under its debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require the Company to purchase land contingent upon the land seller meeting certain obligations. The Company expects to fund its contractual obligations in the ordinary course of business through its operating cash flows and senior unsecured credit facility. As of February 28, 2006, the Company’s contractual obligations related to its debt agreements included the 9.5% Senior Subordinated Notes described above. As of February 28, 2006, the Company’s contractual obligations related to lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements have not changed materially from those reported in the footnotes to the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2005.
In the ordinary course of its business, the Company enters into land and lot option purchase contracts with unaffiliated entities in order to procure land or lots for the construction of homes. Certain of such land and lot option purchase contracts contain specific performance provisions, which require the Company to purchase the land or lots subject to the contract upon satisfaction of certain conditions by the Company and the sellers. Under option purchase contracts without specific performance provisions, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms.

Under option contracts without specific performance provisions, the Company’s liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. Amounts subject to forfeiture under option contracts without specific performance obligations, at February 28, 2006, aggregated approximately $4.1 million. Below is a summary of amounts, net of cash deposits, committed under all option contracts at February 28, 2006 (in thousands):

Aggregate
Exercise Price of
Options
Options with specific performance	$1,484
Options without specific performance	115,012

$116,496

The Company expects to exercise all of its option contracts with specific performance provisions and, subject to market conditions, substantially all of its option contracts without specific performance provisions. Various factors, some which are beyond the Company’s control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises.
Under the terms of the option purchase contracts, many of the Company’s option deposits are non-refundable. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (“FIN 46R”), certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46R. As such, certain of the Company’s option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
In applying the provisions of FIN 46R, the Company evaluated those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
The consolidation of these variable interest entities added $14.5 million, $12.3 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at February 28, 2006 and added $14.9 million, $12.6 million and $2.0 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2005.
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $4.4 million and $4.2 million at February 28, 2006 and May 31, 2005, respectively.
Cautionary Statements Regarding Forward-looking Information
This report contains forward-looking statements. These forward-looking statements represent the Company’s expectations or beliefs concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,”

“will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to the Company on the date of this report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the sections captioned Overview and Financial Condition and Liquidity. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:

➢	economic changes nationally or in the Company’s local markets;

➢	volatility of mortgage interest rates and inflation;

➢	increased competition;

➢	shortages of skilled labor or raw materials used in the production of houses;

➢	increased prices for labor, land and raw materials used in the production of houses;

➢	increased land development costs on projects under development;

➢	the cost and availability of insurance, including the availability of insurance for the presence of mold;

➢	the impact of construction defect and home warranty claims;

➢	any delays in reacting to changing consumer preferences in home design;

➢	changes in consumer confidence;

➢	delays in land development or home construction resulting from adverse weather conditions;

➢	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

➢	terrorist acts and other acts of war.
Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company’s management to predict all such factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
      Interest Rate Sensitivity
     The Company has the option of entering into loans based on LIBOR or base rates under the Senior Unsecured Credit Facility. As such, if the Company were to borrow amounts under the Senior Unsecured Credit Facility, the Company could experience fluctuations in interest rates.
     The Company has a process in place to monitor fluctuations in interest rates and could hedge against increased interest costs resulting from significant forecast changes in interest rates, if necessary.
     Exchange Rate Sensitivity
     All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.

Item 4. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of February 28, 2006, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, as of February 28, 2006, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Further our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.
     There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 6. Exhibits
     (A) Exhibits

Exhibit
Number		Document
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Ashton woods usa, l.l.c. (Registrant)

By:	/s/ Robert Salomon

Robert Salomon Chief Financial Officer
Date: April 13, 2006

INDEX TO EXHIBITS

Exhibit
Number		Document
31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.