Form 10-K
period 2006-05-31
Ashton Woods USA L.L.C.
filed 2006-08-10
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-129906
Ashton Woods USA L.L.C.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2721881
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1080 Holcomb Bridge Rd. Bldg 200 Suite 350	30076
Roswell, Georgia	(Zip Code)
(Address of Principal Executive Offices)
(Registrant’s telephone number, including area code)
(770) 998-9663
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: Not Applicable. The registrant has no publicly traded equity securities.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Ashton Woods USA L.L.C.
FORM 10-K
For the fiscal year ended May 31, 2006

PART I
Item 1. Business
Introduction
     We are one of the largest private homebuilders in the United States based on number of home closings and revenues. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We operate in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and are establishing homebuilding operations in Denver. These cities represent seven of the 20 largest new residential housing markets in the United States according to the U.S. Census Bureau. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction. We have received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and we were ranked in the top 10% of all homebuilders nationally in customer satisfaction in 2005 and 2004 by an independent nationally recognized survey company not affiliated with us.
BUSINESS STRATEGY
     Provide Our Customers with Superior Value, Quality and Customer Service. Based on the awards we have received, we believe we are recognized for building homes that offer superior design, excellent quality and outstanding value. We believe that our rigorous focus on value, quality and customer service provides us with an important competitive advantage and enables us to increase our sales and enhance our profitability. We perform comprehensive research of homebuyer preferences and utilize the services of award-winning outside architectural firms to provide our customers with attractive, well designed homes, consistent with the tastes and trends in each of our markets. We offer our homebuyers the opportunity to customize their new homes in our state-of-the-art Ashton Woods Homes Design Centers in Atlanta, Dallas, Houston and Orlando, or in our fully decorated model homes in each of our communities. We instill in all our employees the importance of high quality and superior customer service through extensive in-house training, as well as through a compensation structure directly tied to our J.D. Power customer satisfaction results.
     Our reputation for outstanding quality, superior designs and excellent customer service is evidenced by the numerous awards and accolades we have received over the past several years. These awards include:
•	the 2006 Parade of Homes Grand Award (from the Tampa Bay Builders Association);

•	the 2006 Blue Ribbon for Best Overall Floor Plan (from the Tampa Bay Builders Association);

•	the 2005 Best Model Park in Houston (from the Greater Houston Builders Association);

•	the 2004 Small Volume Builder of the Year in Phoenix (from the Homebuilders Association of Central Arizona);

•	the 2004 Best Interior Merchandising for Homes from $226,000 to $350,000 in Phoenix (from the Homebuilders Association of Central Arizona);

•	the 2004 Best Detached Floor Plan Design for Homes from $226,000 to $350,000 in Phoenix (from the Homebuilders Association of Central Arizona);

•	first place in 2004 for Production Detached Homes from $296,000 to $307,000 in Orlando (from the Homebuilders Association of Metro Orlando).
     The entities sponsoring these awards are trade organizations. Although we, along with other homebuilders, are members in the organizations sponsoring these awards, we do not have an ownership interest in and are not otherwise affiliated with the award sponsors. Additionally, we were the only homebuilder to receive a five-star rating for home design in Atlanta from J.D. Power, where we were also awarded Highest in Customer Satisfaction with New Homebuilders by J.D. Power in 2005 and 2004. Our commitment to customer service has been further recognized in a nationwide survey, where we ranked in the top 10% of homebuilders nationally in 2005 and 2004. We intend to continue to increase sales and profitability by continuing to provide superior values, quality and customer service.
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
     Leverage Our Product, Customer and Geographic Diversification. We offer a broad portfolio of products including single-family detached homes, townhomes and stacked-flat condominiums, designed for and marketed to first-time buyers and first- and second-time move-up buyers. We operate or are initiating operations in seven geographically diverse markets. Our product, customer and geographic diversification enables us to balance dynamic market conditions, enhance financial stability and reduce our exposure to any specific market or homebuyer segment. Single-family detached homes, townhomes, stacked-flat condominiums and active adult communities accounted for 72%, 14%, 13% and 1%, respectively, of our net new home orders for the fiscal year ended May 31, 2006, and 70%, 20% and 10%, respectively, of our net new home orders for the fiscal year ended May 31, 2005. We capitalize on our broad product portfolio by targeting a diversified customer base. We estimate that first-time buyers, and first- and second-time move-up buyers accounted for 37%, 41% and 22%, respectively, of our net new home orders during the fiscal year ended May 31, 2006 and 40%, 34% and 26%, respectively, of our net new home orders during the fiscal year ended May 31, 2005.
     We believe we are able to successfully leverage our market presence in our existing markets and enhance our product offerings. We believe we are able to appeal to a broader group of homebuyers and enhance our growth without a significant increase of overhead costs. This strategy has proven successful as we continue to introduce new product lines in each of our markets including stacked-flat condominiums in Atlanta and Orlando, a townhome product line in Dallas and an active adult line targeted to buyers over 55 years of age in Atlanta. We intend to continue to leverage our product, customer and geographic diversification to enhance our growth prospects and profitability while maintaining a conservative financial profile.
     Pursue Disciplined Expansion in Large, High Growth Markets. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa, six of the eleven largest new residential housing markets in the United States by single-family housing starts. We are initiating operations in Denver, the fourteenth largest new residential housing market in the United States. Our seven markets are also some of the fastest growing in the nation, achieving a compounded annual growth rate in single-family housing starts of 9.0% between 2000 and 2005, compared to the national average of 7.0%, according to Global Insight’s estimates. Enhancing our product and price point portfolio in each of our existing markets is central to our growth strategy. We perform extensive research, including customer focus groups, to determine demand for additional product offerings in each of our markets. We target the homebuyer segments with the most attractive demand and supply characteristics, which we identify with the help of proprietary market studies analyzing economic and demographic trends and the competitive environment. We believe our existing markets offer attractive long-term growth opportunities. We further believe we have demonstrated our ability to effectively compete and succeed in our markets through our expansion into townhomes, stacked-flat condominiums and an active adult line in certain of our markets.
     We will also continue to evaluate prudent expansion opportunities into select new markets. Our strategy for growth in new markets is driven by identifying large homebuilding markets with attractive long-term growth prospects and favorable supply and demand characteristics. We typically hire experienced local managers to manage each new market and initially focus on providing homes for the first- and second-time move-up buyer segments. While we consider acquisitions where attractive opportunities are identified, we have historically pursued a strategy of developing start-up operations to drive our expansion in select new markets.

     Acquire and Develop Strong Land Positions. We maintain a rigorous focus on only acquiring land in premier locations, which we believe provides us with superior competitive positioning and enhanced operational performance. We target land opportunities in each of our markets largely through the use of an in-depth analysis of supply and demand fundamentals, combined with site-specific financial feasibility studies, which we prepare with the help of our local operational managers. We utilize strict financial hurdles to evaluate each land acquisition opportunity. This process enables us to optimize our financial returns while minimizing our land and inventory risk.
     Additionally, we develop a significant portion of the land we use in our homebuilding operations. We believe that our considerable expertise in land development enables us to maintain attractive land positions, create desirable communities and optimize our financial returns. We intend to continue to utilize our disciplined land selection process and land development expertise to maintain and enhance our strong land positions.
     Manage Inventory Risk and Maintain Conservative Financial Profile. We operate with a conservative approach to financial and inventory management, maintaining prudent leverage and substantial liquidity. We have a disciplined land acquisition process with strict financial hurdles. All land purchases must be approved by our Chief Executive Officer and our Chief Financial Officer. We target a four-year supply of land, achieving a balance of land owned and developed for our own use, and additional lots controlled through option contracts. As of May 31, 2006, our supply of land controlled for use in our homebuilding operations was 2.9 years, consisting of a 2.2-year supply of owned land and a 0.7-year supply of land controlled through option contracts. Additionally, we actively manage our housing inventory by pre-selling substantially all of our homes prior to starting construction, limiting our inventory risk and minimizing our construction cycles. Limitations on the number of speculative units are approved at the corporate level. As of May 31, 2006, we had only 73 completed but unsold homes among our 51 active communities. Our disciplined strategy enables us to maintain a conservative leverage and liquidity profile. As of May 31, 2006, our total debt to total capitalization was 51.5%, and we had $237.2 million available for borrowing under our senior unsecured credit facility. We intend to continue to deploy our capital prudently and efficiently and to maintain a conservative inventory and financial profile.
     Leverage Our Highly Experienced Management Team. We benefit from a strong and experienced senior management team, with our executive officers averaging more than 15 years of experience in the homebuilding industry. Thomas Krobot, our Chief Executive Officer, has 34 years of industry experience and has been with our company since 1995. Robert Salomon, our Chief Financial Officer, has 13 years of industry experience and has been with us since 1998. Mark Thomas, our Senior Vice President, has 10 years of industry experience and joined the Company in 2006. In addition to our seasoned senior management team, we have an outstanding group of division presidents who manage our individual markets. Each division president brings substantial industry knowledge and deep market expertise, with an average of 16 years of experience in new residential construction.
HISTORY
     We are headquartered in Atlanta, Georgia. We were founded in 1989 in Dallas and have expanded into several growing housing markets primarily in the South and Southwest United States. Since our inception, we have grown organically by forming homebuilding and land development operations in select strategic markets with strong housing and employment growth characteristics.
     Our initial homebuilding operations were established in Dallas in 1989, followed by Houston in 1990 and Atlanta in 1992. We formed land development operations in Denver in 1994 and Orlando in 1998. We focused on growing our core markets until 2001 when we entered a second expansion phase through the formation of homebuilding operations in Orlando in 2001 and Phoenix in 2002. We most recently entered Tampa with homebuilding operations and expanded our presence in Denver with homebuilding operations in fiscal year 2005.
OWNERSHIP
     We are owned by six families or family trusts related to the following individuals: Elly Reisman, Norman Reisman, Bruce Freeman, Seymour Joffe, Larry Robbins and Harry Rosenbaum. The owners control us through individual Nevada-based holding companies in which each family or family trust owns all of the equity interests.
     The same families and family trusts or related parties also control the Great Gulf Group of Companies

(“Great Gulf Group”), which was formed in Toronto in 1983. Great Gulf Group’s operations, in addition to Ashton Woods, consist of one of Toronto’s largest homebuilders of single-family attached and detached homes and high rise condominiums, a commercial, retail and industrial properties construction and management company, and other operations focused in land and resort development, as well as diversified financial investments.
MARKETS AND PRODUCTS
     We operate in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and are establishing operations in Denver. We evaluate a number of factors in determining which geographic markets to enter. We analyze economic and real estate conditions by evaluating such statistical information as the historical and projected population growth, the number of new jobs created and projected to be created, the number of housing starts in previous periods, building lot availability and price, housing inventory, competitive environment, and home sale absorption rates.
     We generally seek to maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix in each market we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, we have focused, and intend to continue to focus, our business primarily on first-time and first- and second-time move-up buyers offering single-family detached homes, townhomes and stacked-flat condominiums, which are developments with four or fewer stories of condominium units.
     While we develop single-family detached homes in all of our markets, townhomes are currently only offered in Atlanta, Orlando and Dallas. In addition, this year we began developing stacked-flat condominiums in the Atlanta and Orlando markets, which we believe will further diversify our product portfolio and appeal to a broader base of customers. For the fiscal year ended May 31, 2006, our homebuilding revenue was comprised of single-family detached homes (77% of revenues), townhomes (16% of revenues) and condominiums (7% of revenues).
     Our single-family detached homes range in price from $110,000 to over $650,000, and our townhomes range in price from $140,000 to over $400,000. Stacked-flat condominiums have prices ranging from $160,000 to over $290,000.
     As of May 31, 2006, we had 51 active communities in our existing markets, comprised of 41 single-family detached home communities, seven townhome communities, two stacked-flat condominium communities and one active adult single-family detached home community.
HOME DESIGN AND DESIGN CENTERS
     We are dedicated to providing high-quality, well-designed homes in desirable communities meeting the demands of today’s homebuyers. The product line offered in a particular community depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure we meet the demand in the marketplace, we conduct in-depth qualitative and quantitative market research including consumer focus groups. This research enables us to improve the linkage between the design of our homes and the community development and meet the specific lifestyle demands of our targeted homebuyer.
     Our in-house architectural team manages outside architects to ensure our home designs provide maximum utilization of space for the wide variety of product offerings ranging from single-family detached homes and townhomes for both first-time homebuyers and move-up homebuyers to our stacked-flat condominiums for first-time homebuyers.
     We maintain fully decorated model homes in each of our communities merchandised to provide the homebuyers with the ability to view the completed product as part of their buying decision. In addition, we utilize our Ashton Woods Homes Design Centers to provide homebuyers the ability to personalize their homes. The design centers are staffed with expert in-house designers who can help make selections from an extensive array of products, including carpets, tiles, cabinets, light fixtures and countertops, among others. Our home design centers are organized to fully facilitate the home buying experience for both first-time homebuyers and move-up homebuyers.

LAND ACQUISITION AND DEVELOPMENT
     Our land strategy is to maintain a four-year land supply, based on homes closed during the last twelve months, and we believe that our attractive land positions in our markets will enable us to continue to increase our residential production. As of May 31, 2006, we had a land supply for use in our homebuilding operations of approximately 2.9 years, consisting of a 2.2-year supply of owned land and a 0.7-year supply of land controlled through option contracts.
     We typically purchase land only after necessary entitlements have been obtained so that development or construction may begin as market conditions dictate. The term “entitlements’’ refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before land is purchased, we are still required to secure a variety of other governmental approvals and permits during development. The process of obtaining such approvals and permits can substantially delay the development process. For this reason, we may consider, on a limited basis, purchasing unentitled property in the future when we can do so in a manner consistent with our business strategy.
     We select land for control based upon a variety of factors, including:
•	internal and external demographic and marketing studies;

•	project suitability;

•	suitability for development generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•	financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period;

•	results of environmental and legal due diligence;

•	proximity to local traffic corridors and amenities; and

•	management’s judgment as to the real estate market and economic trends, and our experience in a particular market.
     In addition to the land purchased specifically for our homebuilding operations, we have in the past pursued land development opportunities in which we acquired and developed lots for sale to third party builders in addition to use in our own homebuilding operations. We still hold some of this land for our use and for sale to third party builders in Denver and Orlando, among other markets.
     Our land development activities in Denver consist of the development of custom lots for sale to third party custom builders in Parker, Colorado, which is southeast of Denver. As of May 31, 2006, we held 43 finished lots and 239 lots under development during the coming fiscal years for sale to third parties.
     We believe that we have significant land development expertise which we will continue to leverage in developing land for our own use. However, we do not plan to engage in land development for sale to third parties as a significant aspect of our business in the future.
     We acquire land through purchases, rolling option contracts and joint ventures with other builders or developers. We acquire approximately one-fourth of our land through rolling option contracts, which allow us to control lots and land without incurring the risks of land ownership or financial commitments other than relatively small non-refundable deposits. We enter into option contracts with third parties to purchase finished lots generally as home construction begins. These contracts are generally non-recourse and require non-refundable deposits of 2% to 15% of the sales price. As of May 31, 2006, we had $3.5 million in non-refundable deposits on real estate under option or contract. As of May 31, 2006, we had 6,900 lots under control for use in our homebuilding operations, 5,231 of which are owned by us and 1,669 or 24.0%, of which are available to us through rolling options. As of May 31, 2006, our commitments under option contracts with specific performance obligations were $0.4 million. Once we acquire land, we generally initiate development through contractual agreements with local subcontractors. These activities include site planning, engineering and home construction, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements.
     The following table presents information regarding land owned and land under option by market as of May 31, 2006:

		Lots under
	Finished	development	Raw land	Total lots	Lots under	Total lots
Market	lots	(# of lots)	(# of lots)	owned	Option*	controlled

Atlanta	246	661	—	907	191	1,098
Dallas	305	445	—	750	692	1,442
Houston	208	335	—	543	620	1,163
Orlando	13	1,165	110	1,288	33	1,321
Phoenix	121	1,007	—	1,128	—	1,128
Tampa	226	307	—	533	3	536
Denver	—	82	—	82	130	212
Total	1,119	4,002	110	5,231	1,669	6,900
% of total lots controlled	16.2%	58.0%	1.6%	75.8%	24.2%	100%

*	Includes (i) options under agreements with unrelated third parties and related parties, (ii) options under agreements with joint ventures with unrelated third parties and related parties, and (iii) 424 lots in Houston held by a joint venture with an unrelated third party that is managed by us and as to which option agreements do not yet exist. All of the controlled lots held by joint ventures described below under “Joint Ventures” are included in “Lots under option”.

Additionally, we own one finished lot and 239 lots of raw land and land under development in Denver that are not anticipated to be used in our homebuilding operations.
JOINT VENTURES
     Occasionally, we use partnerships or joint ventures to purchase and develop land where these arrangements are economically advantageous. As of May 31, 2006, we controlled 835 lots for future use by our homebuilding operations through joint ventures with unrelated third parties. We anticipate continuing to form new partnerships or joint ventures in the future where economically advantageous.
LETTERS OF CREDIT
     We are frequently required, in connection with the development of our projects, to obtain letters of credit in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any letters of credit are drawn upon, we would be obligated to reimburse the issuer of such letters of credit. As May 31, 2006, we had outstanding $25.4 million of letters of credit related to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit will be drawn upon.
     Occasionally, we are required to post surety bonds, however, the amounts of these surety bonds have not been material.
MARKETING AND SALES
     We believe that we have established a reputation for developing high quality homes, which helps generate interest in each new project. We market our products through a variety of means ranging from fully decorated model homes at each of our communities to newspaper and magazine advertising as well as internet exposure via our website. We focus on continually improving upon our brand awareness and maintaining consistency across our various markets. To this end, we have implemented a standardized sales office design and have increased national advertising to further these initiatives.
     We normally build, decorate, furnish and landscape between one and four model homes for each project and maintain on-site sales offices. As of May 31, 2006, we maintained 115 model homes, all of which were owned. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. Structural changes in design from the model homes are generally permitted within specific guidelines, and homebuyers may select various optional amenities through the Ashton Woods Homes Design Centers which allow our homebuyers to personalize their new home. The design centers are staffed with expert in-house designers that can help make selections from an extensive array of resources. Homebuyers can choose from among hundreds of carpets, tiles, floors, cabinets, light fixtures, countertops and more.
     We generally sell our homes through commissioned employees. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes and assisting them with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules and marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law.
     We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.
     Sales of our homes are made pursuant to home sale contracts the terms of which vary according to market practices and to the legal requirements of the markets in which they are used. Typically, each contract requires a deposit from the homebuyer, which may vary from one to 40 percent of the purchase price, according to product type and market practice. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract.
CUSTOMER FINANCING
     As part of our objective to make the home buying process more convenient and to increase the efficiency of our building cycle, we originate mortgages for our customers through Ashton Woods Mortgage, LLC, which is a joint venture with Wells Fargo Home Mortgage. It has a mortgage capture rate (representing the percentage of our homes closed with mortgages originated by Ashton Woods Mortgage, LLC) of more than 60.0% and does not retain or service the mortgages that it originates. Ashton Woods Mortgage, LLC provides mortgage origination services only, and it originates mortgage financing for qualified homebuyers for the ultimate purchase of our homes. Upon origination, the mortgages are sold concurrently to Wells Fargo Home Mortgage or other third party mortgage companies as deemed necessary by Wells Fargo Home Mortgage. We record Ashton Woods Mortgage, LLC’s earnings using the equity method of accounting, and its earnings are a component of the line item of “Earnings in unconsolidated entities’’ on our income statement.
TITLE SERVICES
     We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies. We also recently entered into a joint venture with a third party title company to provide title services to our homebuyers in Florida with a 49.0% ownership interest. The title service companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners of these companies. The earnings from these title companies are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities’’ on our income statement.
CONSTRUCTION
     We act as the general contractor for the construction of our projects. Subcontractors are typically retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and material suppliers are generally entered into after competitive bidding. Our divisional project operators supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes.
     We specify that quality, durable materials be used in the construction of our homes. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. From time to time we enter into regional and national supply contracts with certain of our vendors to leverage our purchasing power and size to control costs. However, we do not have any material long-term contractual commitments with any of our subcontractors or suppliers. We do not maintain inventories of construction materials except for materials being utilized for homes under construction. Material prices may fluctuate due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. We believe that our relationships with our suppliers and subcontractors are good.
     Construction time for our homes depends on the availability of labor, materials and supplies, the type and size of the home, location and weather conditions. Our homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within four to five months following commencement of construction.
WARRANTY PROGRAM
     We offer a standard one, two, ten-year warranty program. The one-year limited warranty covers workmanship and materials and includes home inspection visits with the customer. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and construction defects. The second year of the warranty covers construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment). The remaining years of protection cover only construction defects.
     We record a liability of approximately 0.7% to 1.0% of the sales price of a home to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that warranty expenses generally fall within the amount established for such allowance.
     In addition, we maintain insurance coverage with Residential Warranty Corporation for construction defects. We believe that our accruals and third party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.
CORPORATE OPERATIONS
We perform the following functions at a centralized level:
•	evaluate and select geographic markets;

•	allocate capital resources to particular markets, including final approval of all land acquisitions;

•	regulate the flow of financial resources and maintain relationships with our lenders;

•	maintain centralized information systems; and

•	monitor the decentralized operations of our subsidiaries and divisions.
     We allocate capital resources necessary for new projects in a manner consistent with our overall operating strategy. We utilize return on assets, gross margins, net income margin and inventory turnover as the primary criteria for our allocation of capital resources. We will vary the capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures.
     Structurally, we operate through separate divisions, which are located within the market in which they operate. Each division is managed by executives with substantial experience in the division’s market. In addition, each division is equipped with the skills to complete the functions of land acquisition, land development, construction, marketing, sales, product service and accounting.
COMPETITION AND MARKET FACTORS
     The development and sale of residential properties is highly competitive and fragmented. We compete with numerous small and large residential builders for sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. We also compete for sales with individual resales of existing homes, available rental housing and resales of stacked-flat condominiums. We believe that we compare favorably to other builders in the markets in which we operate, due primarily to our experience within our geographic markets and breadth of product line, which allows us to vary our product offerings to reflect changing conditions within a market; our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and our reputation for quality design, construction and service. Notwithstanding our perceived advantages with respect to other builders, some of our competitors have significantly greater financial resources or lower costs than we do. Because some of our competitors are larger than us, they may possess certain advantages over us, such as the ability to raise money at lower cost and the ability to negotiate significantly better prices on supplies and with subcontractors. Certain of our smaller competitors may have an advantage over us because they tend to have closer ties to the communities in which they build and, based on length of operation in the market, better name recognition than us. Furthermore, many custom homebuilders may have an advantage over us because purchasers of custom homes tend to want a level of flexibility in the design and construction of their homes that we do not offer.
     The demand for new housing is affected by consumer confidence levels and prevailing economic conditions generally, including employment and interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
     Substantially all of our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. Upon compliance with such conditions, we must obtain building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities and have not had a material effect on our capital expenditures, earnings and competitive position, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.
     We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or “slow-growth’’ or “no-growth’’ initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Although in the future these laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas, these laws have not had a material effect on our capital expenditures, earnings and competitive position.
EMPLOYEES
     As of May 31, 2006, we employed 502 people, of whom 135 were sales and marketing personnel, 194 were executive, management and administrative personnel and 173 were involved in construction. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 1A. Risk Factors
     Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:
Our home sales and operating revenues could decline due to macroeconomic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and terrorist attacks.
     The housing industry historically has been cyclical and has been affected significantly by adverse changes in consumer confidence levels and prevailing general and local economic conditions, including interest rate levels. These changes in economic conditions may result in more caution on the part of potential purchasers of our homes and consequently result in a decline in our home sales. Significant drivers of these economic conditions involve, among other things, conditions of supply and demand in our markets as well as changes in consumer confidence and income, employment levels, interest rate levels, government regulations, terrorist attacks and domestic and international instability. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could impact our operating performance, make it more difficult for us to compete with larger home builders who have more resources to address pricing pressure and cause our operating revenues to decline. While the factors discussed above may have an impact on the homebuilding industry generally, they may have a more significant impact on us compared to certain of our competitors because our operations are concentrated in fewer geographic markets and because we may not have as significant reserves of resources to help us adjust to a decline in demand for our homes.
Our operating results are variable, and as a result, our historical performance may not be a meaningful indicator of future results.
     We have historically experienced, and in the future expect to continue to experience, variability in our operating results on a quarterly and an annual basis. Factors expected to contribute to this variability include, among other things:
•	the timing of land acquisitions and zoning and other regulatory approvals;

•	the timing of home closings, land sales and level of home sales;

•	our product mix;

•	our ability to continue to acquire additional land or options thereon on acceptable terms;

•	the condition of the real estate market and the general economy;

•	delays in construction due to acts of God, adverse weather, reduced subcontractor availability and strikes; and

•	employment levels.
     For example, the timing of land acquisitions, zoning and other regulatory approvals impacts our ability to pursue the development of new housing projects in accordance with our business plan. If the timing of land acquisitions or zoning or regulatory approvals is delayed, we will be delayed in our ability to develop housing projects, which would likely decrease our backlog. Furthermore, these delays could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods until the planned housing projects can be completed. A delay in a significant number of home closings or land sales due to acts of God, adverse weather, subcontractor availability or strikes would have a similar impact on revenues and earnings for the period in which the delays occur. Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.
     Changes in employment levels could affect the number of people seeking new housing in one or more of our markets. Consequently, if there was an adverse change in employment levels in our markets, we may not reach our projected level of home sales, and we may have planned the construction of more homes than necessary resulting in a slowdown in the closing of our developments. Conversely, favorable changes in employment levels could result in unexpected increases in the Company’s revenues and earnings.

An increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for our homes.
     Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins.
We intend to continue to consider growth or expansion of our operations which could have a material adverse effect on our cash flows or profitability.
     We intend to continue to consider growth or expansion of our operations in our current markets or in other areas which will require substantial capital expenditures. The magnitude, timing and nature of any future expansion will depend on a number of factors, including the identification of suitable markets, our financial capabilities, the availability of qualified personnel in the target market and general economic and business conditions. Our expansion into new or existing markets could have a material adverse effect on our cash flows or profitability.
     Historically, our strategy has been to enter new markets through the start-up of company-developed divisions, rather than the acquisition of existing homebuilding companies. Because we typically do not acquire existing homebuilders when entering a new market, we do not have the advantage of the experience and goodwill of an established homebuilding company. As a result, we incur substantial start-up costs in establishing our operations in new markets, and we may not be successful in taking operations in new markets from the start-up phase to profitability. If we are not successful in making operations in new markets profitable, we may not be able to recover our investment, and our financial results could suffer.
     Furthermore, in the future we may choose to enter new markets or expand operations in existing markets through acquisitions, and these acquisitions may result in the incurrence of additional debt, some of which could be secured or unsecured senior debt and therefore senior to the notes. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience, and the potential loss of key employees of the acquired company.
Lack of greater geographic diversification could expose our business to increased risks if there are economic downturns in our markets.
     We have homebuilding operations in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and are establishing homebuilding operations in Denver. We also have land operations in Denver and Orlando. Our operations in Atlanta and Phoenix together provided 49.0% and 52.3% of our home building revenues for the fiscal years ended May 31, 2006 and 2005, respectively. Failure to be more geographically diversified could adversely impact us if the homebuilding business in our current markets, especially Dallas and Atlanta, should decline.
We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our homebuilding and land development activities.
     The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and borrowing capacity under our senior unsecured credit facility will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt. In addition, the availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.
Changes in the government regulations applicable to homebuilders could restrict our business activities, increase our operating expenses and cause our revenues to decline.
     Regulatory requirements applicable to homebuilders could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances, impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth’’ or “slow growth’’ initiatives, which may be adopted in communities which have developed rapidly, may cause delays in our home projects or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal to grant us necessary licenses, permits or approvals from government agencies could have an adverse effect on our operations. Because we currently operate in only seven markets, any increase in costs or delays due to regulatory changes in one or more of our markets may have a proportionately greater impact on us than some other homebuilding companies that operate in more markets or more regions of the country.
We may incur additional operating expenses due to compliance requirements or fines, penalties and remediation costs pertaining to environmental regulations within our markets.
     We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, our failure to comply with all applicable environmental laws and regulations may result in the imposition of fines and penalties or remediation obligations that may require us to pay substantial amounts of money. The occurrence of any of the foregoing could result in an increase in our expenses and a reduction in our net income.
We are subject to warranty claims arising in the ordinary course of our business that could adversely affect our results of operations.
     We are subject in the ordinary course of our business to home warranty claims. We provide our homebuyers with a one year warranty covering workmanship and materials, a two year warranty covering construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems and a ten year warranty covering construction defects. Warranty claims are common in the homebuilding industry and can be costly, and the terms and limitations of the limited warranties provided to homebuyers may not be effective against claims made by the homebuyers. We maintain homebuilder protective policy insurance coverage with Residential Warranty Corporation for construction defects. However, we may not be able to renew our insurance coverage or renew it at reasonable rates. As a result, we may be liable for damages, the cost of repairs and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims. Furthermore, claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Increases in the cost to insure against warranty claims may result in an increase in our self-insured retentions and claims reserves. Further, the loss of insurance or liability for uninsured claims could result in an increase in our expenses reducing our margins and adversely affecting our results of operations and our ability to implement our business plan.
Our operating expenses could increase if we are required to pay higher insurance premiums or incur substantial litigation costs for claims involving construction and product defect liability claims, including claims related to mold, which could cause our net income to decline.
     The costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. The scope of coverage may continue to be limited or be further restricted and may become more costly which could require us to divert money away from implementing our business plan in order to pay insurance premiums.
     Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Our insurance may not cover all of the claims, including personal injury claims, arising from the presence of mold, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience litigation costs and losses that could reduce our net income.
     Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction and product defect liabilities and costs of defense that the builders have incurred. Insurance coverage available to subcontractors for construction and product defects is becoming increasingly expensive and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer greater losses which could decrease our net income.
     A builder’s ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies and our net income may decline. Our inability to recover under those policies or to recover the losses from our subcontractors could have a more severe impact on us than on our larger competitors that have more financial resources.
We are dependent on the services of certain key employees, and the loss of their services could hurt our business.
     We currently operate with a management team comprised of five executive officers and a single president overseeing each geographic market. Therefore, we rely heavily on each of these individuals for their expertise and understanding of our business operations and strategy. Our decision making process is generally concentrated among these individuals and is based on their skill and depth of knowledge of the Company and the homebuilding industry. If we are unable to retain any of these key employees, particularly Tom Krobot, Robert Salomon and Mark Thomas, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy. Further, the loss of one or more of these key employees would put additional strain on the existing management team to fill the vacancy until a replacement can be identified. Competition for qualified personnel in all of our operating markets is intense, and it could be difficult for us to find experienced personnel to replace our current employees, particularly our management team. Furthermore, a significant increase in the number of our active communities would place additional strain on the members of our management team and would necessitate the hiring of a significant number of additional personnel, including senior officers, who are in short supply in our markets, particularly with respect to individuals with significant homebuilding experience.
We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.
     We conduct our construction operations only as a general contractor. Virtually all construction work is performed by unaffiliated third party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third party subcontractors. If there are not sufficient quality subcontractors available to assist us in home construction, our ability to construct homes on the schedule we have committed to with our homebuyers would be affected. This could result in an increase in the number of homebuyers that cancel their contracts with us, resulting in less of our backlog being closed in a year than is projected, or could result in an increase in our costs to construct homes in a timely manner, which could result in an increase in our overall costs and thus a decline in our margins and in our net income.
Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.
     The homebuilding industry from time to time has experienced significant difficulties with respect to:
•	shortages of qualified trades people and other labor;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing and cement, which are significant components of home construction costs.
     These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays. We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the house at the time the contract is signed, which may be up to one year in advance of the delivery of the home. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. In the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies and economics of scale to maintain our current profit margins.
Our financial condition and results of operations may be adversely affected by any decrease in the value of our land inventory, as well as by the associated carrying costs.
     We must continuously acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.
     In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss.
Our business and operating results could be adversely affected by adverse weather conditions and natural disasters.
     Adverse weather conditions, such as extended periods of rain, snow or cold temperatures, and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and/or decrease the demand for homes or increase the cost of building homes. To the extent that natural disasters or adverse weather events occur, our business and results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our revenues and earnings may be adversely affected.
If we are unsuccessful in competing against other homebuilders, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.
     The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. The consolidation of some homebuilding companies may create competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business. We also compete for sales with the resale market for existing homes and with available rental housing. Increased competition could cause us to increase our selling incentives and reduce our home prices. Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes. A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt, including the notes.
Item 1B Unresolved Staff Comments.
     Not applicable
Item 2. Properties
     We lease 6,284 square feet of office space in Atlanta, Georgia for our corporate offices. This lease expires in 2008. In addition, we lease 84,242 square feet of space for our operating divisions under leases expiring between 2006 and 2009. The leases have terms ranging from 12 months to 60 months, with various renewal options.
Item 3. Legal Proceedings
     From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     We are a limited liability company, and all of our membership interests are owned by six families or family trusts related to the following individuals: Elly Reisman, Norman Reisman, Bruce Freeman, Seymour Joffe, Larry Robbins and Harry Rosenbaum. The owners control us through individual Nevada-based holding companies in which each family or family trust owns all of the equity interests. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of our membership interests. There is no established public trading market for our membership interests.
     Although we do not pay dividends to our members, we periodically make distributions to them for the payment of federal and state income taxes and as general distributions of our income. During the fiscal years ended May 31, 2006 and 2005, we distributed $37.3 million and $33.7 million, respectively, to our members. We are restricted in our ability to pay distributions under various covenants of our debt agreements.
Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial information for Ashton Woods USA L.L.C. for and as of each of the five fiscal years in the period ended May 31, 2006.

	Fiscal years ended May 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Statement of Earnings Data:
Revenues
Home sales	$670,487	$461,322	$377,265	$287,178	$288,111
Land sales	31,336	37,005	34,561	19,705	16,880
Other	1,167	1,279	974	703	1,173

	702,990	499,606	412,800	307,586	306,164

Cost of sales
Home sales	519,688	364,469	299,940	237,427	240,820
Land sales	15,711	17,183	23,249	15,920	11,732

	535,399	381,652	323,189	253,347	252,552

Gross profit
Home sales	150,799	96,853	77,325	49,751	47,291
Land sales	15,625	19,822	11,312	3,785	5,148
Other	1,167	1,279	974	703	1,173

	167,591	117,954	89,611	54,239	53,612

Expenses
Sales and marketing	35,413	26,503	23,809	18,730	18,663
General and administrative	42,125	28,861	20,246	16,560	16,231
Franchise taxes	595	439	361	389	406
Depreciation and amortization	6,192	3,870	3,915	3,574	4,662

	84,325	59,673	48,331	39,253	39,962

Earnings in unconsolidated entities	3,205	1,571	1,259	1,523	543
Minority interest in earnings	—	(398)	(112)	(12)	—

Net income(1)	$86,471	$59,454	$42,427	$16,497	$14,193

Balance Sheet Data (end of period):
Cash and cash equivalents	$181	$105	$625	$1,426	$6,471
Inventory	393,939	255,993	205,684	196,920	197,891
Total assets	456,185	309,443	240,599	213,638	213,230
Total debt	189,691	110,535	89,568	108,718	117,511
Members’ equity	178,727	129,598	103,811	78,414	68,550
Supplemental Financial Data:
EBITDA(2)	$102,295	$68,553	$52,525	$27,920	$27,982
EBITDA margin(2)(3)	14.55%	13.72%	12.72%	9.08%	9.14%
Interest incurred(4)	$15,347	$4,840	$4,932	$5,796	$7,960
Total debt to EBITDA	1.85x	1.61x	1.71x	3.89x	4.20x
Total debt to total capitalization	51.5%	46.0%	46.3%	58.1%	63.2%
Operating Data:
Net new home orders (units)	2,328	2,230	2,135	1,331	1,150
Homes closed (units)(5)	2,413	1,894	1,697	1,241	1,227
Average sales price per home closed	$278	$244	$222	$231	$235
Backlog (units) at end of period	1,249	1,334	998	560	470
Sales value of backlog	$379,906	$369,949	$240,346	$122,627	$110,968

(1)	Because we are structured as a limited liability company, income tax obligations are paid by our members and are not borne by us. Therefore, our net income is higher than it would be if we were structured as a subchapter C corporation. However, historically we have made distributions to our members in amounts necessary for them to pay income taxes attributable to them.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this prospectus may not be comparable to similar presentations by others.
EBITDA is a measure commonly used in the homebuilding industry and is presented as a useful adjunct to net income and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance, and we believe that it is a useful measure for investors to compare us with our competitors.
EBITDA does have certain limitations as a tool for measuring Company performance from period to period, because that performance is affected by the use of cash to purchase capital assets and to pay interest and taxes. These amounts, as well as depreciation and amortization associated with capital assets, can fluctuate significantly over time due to fluctuations in our debt levels used to finance our inventory, purchases of capital assets and operations, income levels and other performance issues, which is not apparent if EBITDA is used as an evaluation tool. Because we borrow money to finance our inventory purchases and operations, interest expense is a necessary element of our costs and affects our ability to generate revenue. Further, because we use capital assets, depreciation and amortization are necessary elements of our costs and also affect our ability to generate revenue. Any performance measure that excludes interest expense, depreciation and amortization has material limitations. To compensate for these limitations, our management uses both EBITDA and net income, the most directly comparable GAAP measurement, to evaluate our performance.
The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Fiscal years ended May 31,
	2006	2005	2004	2003	2002
(dollars in thousands)

Net income	$86,471	$59,454	$42,427	$16,497	$14,193
Franchise taxes	595	439	361	389	406
Depreciation and amortization	6,192	3,870	3,915	3,574	4,662
Interest expense in cost of sales	9,037	4,790	5,822	7,460	8,721

EBITDA	$102,295	$68,553	$52,525	$27,920	$27,982

(3)	EBITDA margin is calculated by dividing EBITDA by total revenues.

(4)	Interest incurred for any period is the aggregate amount of interest which is capitalized during such period.

(5)	A home is included in “homes closed” when title is transferred to the buyer. Revenues and cost of sales for a home are recognized at the date of closing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     We are one of the largest private homebuilders in the United States. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and are establishing homebuilding operations in Denver. These cities represent seven of the 20 largest new residential housing markets in the United States. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction. We have received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and are ranked in the top 10% of all homebuilders nationally in customer satisfaction in 2005 and 2004 by a nationally recognized survey company not affiliated with us.
     Our revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets we currently serve. We also acquire and develop land for use in our homebuilding operations and for sale to others. From time to time, we elect to sell parcels of land or finished lots that do not fit with our home development program. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to our business of selling and building homes and have fluctuated significantly in the past. We anticipate continuing to sell parcels of land and finished lots in the future when circumstances warrant; however, we do not anticipate future sales of land being as significant a part of our revenues as they have been in the past. We expect that the significance of land sales revenue will fluctuate from quarter to quarter.
     We also conduct mortgage origination and title services for the benefit of our homebuilding operation. These ancillary services do not provide us with significant revenues and are carried out through separate jointly-owned entities, which are operated by our partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on our income statement. We have a 49.9% interest in an entity that offers mortgage financing to all of our buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies, and we recently entered into a joint venture with a third party title company to provide title services to our homebuyers in Florida with a 49.0% ownership interest. The companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners.
     Key financial and operating highlights for the fiscal year ended May 31, 2006 are as follows:
•	Our strong land positions and competitive product offerings resulted in increases in home closings, net new home orders, revenues and net income for the year ended May 31, 2006, to record levels.
o	Revenues increased to $703.0 million for fiscal year 2006, as compared to $499.6 million for fiscal 2005. The increase in revenues was a direct result of the 27.4% increase in homes closed to 2,413 in fiscal year 2006, as compared to 1,894 in fiscal year 2005.

o	Net income for fiscal year 2006 increased to $86.5 million, an increase of 45.4% compared to the prior fiscal year.

o	Net new home orders for fiscal year 2006, reached record levels of 2,328 representing an increase of 4.4% as compared to the prior fiscal year.
•	Notwithstanding this strong performance, in the third and fourth quarters of fiscal year 2006, we began to experience a slowdown in the demand for our homes, a decline in home price increases and higher cancellation rates in several of our markets, particularly Phoenix and Orlando and to a lesser degree

Atlanta. In addition, it appeared that prospective homebuyers were taking more time in making home buying decisions. As a result, we have increased the incentives offered to our homebuyers as the homebuilding markets have moderated from the pace experienced by the industry in general in recent years.

•	Historically, we have experienced a cancellation rate between 15% — 20% of the gross new orders recorded in any reporting period. However during the third and fourth quarters of fiscal year 2006, we have experienced an increase in cancellations of gross new home orders to approximately 30%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of speculative investors becoming net sellers of homes rather than net buyers, a change in consumer confidence and urgency to buy homes and the interest rates increases occurring during the second half of our fiscal year. Continued deterioration of these and other homebuilding economic factors could result in continued and prolonged decreases in demand for new homes. Although we have made adjustments in our operations in an effort to mitigate the effects of any increases in interest rates or prolonged decreases in the demand for new homes, there can be no assurances that these efforts would be successful.

•	During the second fiscal quarter, we completed the issuance of $125.0 million of our 9.5% Senior Subordinated Notes due in 2015 in a private placement, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior unsecured credit facility and to repay certain related party debt. In April 2006 we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933.

•	During the third fiscal quarter, we completed the amendment of our senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which we may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million.
RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2007. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial position.
     In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (“SFAS 123 (R)”), which will be effective in the first quarter of our fiscal year 2007. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees, and will require instead that compensation expense be recognized based on the fair value on the date of the grant. SFAS 123(R) is effective beginning in the first quarter of fiscal 2007. We do not believe the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations or financial position.
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. We do not anticipate adoption of this standard will have a material impact on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
     General. A more comprehensive enumeration of our significant accounting policies is presented in the notes to the accompanying financial statements as of May 31, 2006 and 2005, and for the years ended May 31, 2006, 2005 and 2004. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises generally accepted accounting principles (“GAAP”) for companies operating in the United

States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements.
     Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with GAAP, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.
     Basis of Presentation. Our financial statements include the accounts of Ashton Woods USA L.L.C. and all of its wholly-owned, majority-owned and controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of FASB Interpretation No. 46R issued by the FASB.
     Revenue Recognition. We recognize homebuilding revenues when a home closes and title to and possession of the property are transferred to the buyer. Substantially all of our revenues are received in cash within a day or two of closing. We include amounts in transit from title companies at the end of each reporting period in accounts receivable. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are canceled. We either retain or refund to the homebuyer deposits on canceled sales contracts, depending upon the applicable provisions of the contract.
     Inventories and Cost of Sales. Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future disposition, after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value that is determined based on management’s estimate of future revenues and costs. Due to uncertainties in the estimation process, it is possible that actual results could differ. We continue to evaluate the carrying value of our inventory, believe that the existing estimation process fairly presents our inventory balances and do not anticipate the process to materially change in the future.
     In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and indirect overhead costs incurred during development and home construction. We use the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each project. Any changes to the estimated total development costs subsequent to the initial home closings in a project are generally allocated on a pro-rata basis to the remaining homes in the project.
     When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed as of the end of that month. We compare our home construction budgets to actual recorded costs to estimate the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs incurred on closed homes in subsequent months to the amount we accrued. Although actual costs to be paid on closed homes in the future could differ from our current estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.
     Each quarter, we review all components of our inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If our review indicates that an impairment loss is required under the SFAS No. 144 guidelines, we estimate and record such loss to cost of sales in that quarter. During the fiscal year ended May 31, 2006, recorded a loss of approximately $4.5 million. Impairment assessments under SFAS No. 144 involves management estimates of future revenues and costs and, due to uncertainties in the estimation process, actual results could differ from such estimates.
     Consolidation of Variable Interest Entities. In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). On December 24, 2003, FIN 46 was replaced by FIN 46R. FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46R, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46R applied immediately to variable interest entities created after December 31, 2003, and with respect to variable interest entities created before January 1, 2004, FIN 46R application was deferred and not required to be applied until the first annual period beginning after December 15, 2004.
     In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46R. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
     In applying the provisions of FIN 46R, we evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated.
     Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been estimated to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no significant debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.
     Warranty Liabilities. We establish warranty liabilities by charging cost of sales and crediting a warranty liability for each home closed. Unlike our two- and ten-year warranties which we insure through a third-party insurance company, we self-insure for our obligations under our one-year warranties. Consequently, we estimate the amounts charged to be adequate to cover expected warranty-related costs for materials and labor required under the one-year warranty obligation period. The one-year warranty is comprehensive for all parts and labor. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ significantly from our currently estimated amounts.
     Insurance Claim Costs. We have, and require the majority of our subcontractors to have, general liability and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain deductibles and other coverage limits. We accrue and estimate liability for costs to cover our deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimates, actual future costs could differ significantly from our currently estimated amounts.
     Guarantees. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 does not have a material effect on the Company’s consolidated financial statements for the fiscal year ended May 31, 2006.
RESULTS OF OPERATIONS
     Overall housing demand is driven by long-term factors, such as population growth, attractive demographic trends, household formations and increasing homeownership rates. Short-term drivers such as consumer confidence levels, favorable employment levels and relatively low mortgage rates also impact housing demand.
     The following tables set forth the key operating and financial data for our operations as of and for the fiscal years ended May 31, 2006, 2005 and 2004.

	Fiscal years ended May 31,
(dollars in thousands)	2006	2005	2004
Statement of Earnings Data:
Revenues
Home sales	$670,487	$461,322	$377,265
Land sales	31,336	37,005	34,561
Other	1,167	1,279	974

	702,990	499,606	412,800

Cost of sales
Home sales	519,688	364,469	299,940
Land sales	15,711	17,183	23,249

	535,399	381,652	323,189

Gross profit
Home sales	150,799	96,853	77,325
Land sales	15,625	19,822	11,312
Other	1,167	1,279	974

	167,591	117,954	89,611

Expenses
Sales and marketing	35,413	26,503	23,809
General and administrative	42,125	28,861	20,246
Franchise taxes	595	439	361
Depreciation and amortization	6,192	3,870	3,915

	84,325	59,673	48,331
Earnings in unconsolidated entities	3,205	1,571	1,259
Minority interest in earnings	—	(398)	(112)

Net income	$86,471	$59,454	$42,427

Other Data:
Homes closed	2,413	1,894	1,697
Average sales price per home closed	$278	$244	$222
Home gross margin(1)	22.5%	21.0%	20.5%
Ratio of SG&A expenses to revenues	11.0%	11.1%	10.7%
Ratio of net income to revenues	12.3%	11.9%	10.3%
Backlog (units) at end of period	1,249	1,334	998
Sales value of backlog at end of period	$379,906	$369,949	$240,346
Active communities at end of period	51	46	44

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense and closing costs, as a percent of home sales revenue.

	Fiscal years ended May 31,				Fiscal years ended May 31,
	2006	2005	2004		2006	2005	2004

Net new home orders (units):				Active communities at end of period:
Atlanta	533	503	615	Atlanta	9	8	9
Dallas	622	519	478	Dallas	13	14	12
Houston	435	409	364	Houston	12	12	14
Orlando	371	450	246	Orlando	7	5	3
Phoenix	321	349	432	Phoenix	8	7	6
Tampa	46		—	Tampa	2	—	—

Company total	2,328	2,230	2,135	Company total	51	46	44

Homes closed (units):				Average sales price per home closed (dollars in thousands):
Atlanta	590	461	492	Atlanta	$256	$272	$271
Dallas	563	494	437	Dallas	215	199	189
Houston	474	342	372	Houston	219	211	213
Orlando	400	190	209	Orlando	292	242	196
Phoenix	375	407	187	Phoenix	463	294	220
Tampa	11	—	—	Tampa	390	—	—

Company total	2,413	1,894	1,697	Company total	$278	$244	$222

Backlog (units) at end of period:				Sales value of backlog at end of period (dollars in thousands):
Atlanta	203	260	218	Atlanta	$54,790	$57,843	$59,400
Dallas	290	231	206	Dallas	67,052	50,955	40,990
Houston	169	208	141	Houston	37,433	47,632	30,006
Orlando	343	372	112	Orlando	109,705	97,274	24,834
Phoenix	209	263	321	Phoenix	97,074	116,245	85,116
Tampa	35	—	—	Tampa	13,852	—	—

Company total	1,249	1,334	998	Company total	$379,906	$369,949	$240,346

Fiscal year 2006 compared to fiscal year 2005
     Revenues. Revenues increased 40.7% or $203.4 million for fiscal year 2006 to $703.0 million as compared to $499.6 million for fiscal year 2005. We experienced a 27.4% increase in homes closed to 2,413 in fiscal year 2006 from 1,894 in the prior year. Homes closed increased in all of our markets in fiscal year 2006 with the exception of Phoenix, which experienced a decrease of 32 closings due to delays created by subcontractor shortages in the market and an increase in cancellations experienced during the fourth quarter. In addition, the average sales price per home closed increased $34,000 per home or 13.9% to $278,000 as compared to $244,000 in fiscal year 2005 due to pricing power experienced in Orlando and Phoenix with our single-family detached product offset somewhat by the continued product diversification into lower priced townhomes and condominiums in Atlanta, Orlando and Dallas.
     Our revenues from land sales decreased to $31.3 million for fiscal year 2006 as compared to $37.0 million in the prior fiscal year, primarily as a result of identifying fewer parcels of land or finished lots that no longer fit within our home development program. Land sales are incidental to the business of building and selling homes.

     Gross Margins. Home gross margins were 22.5% for fiscal year 2006 compared to 21.0% in the prior fiscal year. The increase in our home gross margins was due to the pricing power we experienced in Orlando and Phoenix from net new home orders received during the favorable market conditions of fiscal year 2005 and the first half of fiscal year 2006. Our diversification into townhomes and stacked-flat condominiums in Atlanta and Orlando also favorably impacted our margins as we experienced pricing power as a result of strong net new orders in these products.
     Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $35.4 million for fiscal year 2006 or 5.0% of revenues, compared to $26.5 million in fiscal year 2005 or 5.3% of revenues. The increase of $8.9 million, or 33.6%, was primarily due to an increase in the number of homes available for sale and closed during the current fiscal year. The increase reflects the increase in sales commissions due to the 27.4% increase in homes closed and the increase in marketing costs experienced by the Orlando, Phoenix and Tampa divisions as their operations continue to grow and establish brand recognition in their respective markets.
     General and Administrative Expenses. General and administrative expenses totaled $42.1 million in fiscal year 2006 or 6.0% of revenues, compared to $28.9 million in the prior year or 5.8% of revenues. The increase of $13.2 million resulted from continued significant growth in Orlando and Phoenix, the investment in the start-up divisional operations in Tampa and Denver, the commensurate increases in our corporate staff to support these operations and, to a lesser extent, increased compensation costs attributable to the increase in net earnings as all bonuses earned by corporate and division management are partially based on our profitability.
     Net Income. Net income increased $27.0 million or 45.4% in the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. The increase resulted primarily from the 27.4% increase in homes closed and an increase in average sales price per home closed of 13.9%. Total sales and marketing expenses increased $8.9 million due primarily to the increase in homes closed and the related commissions attributable to those homes. General and administrative expenses also increased $13.2 million during the fiscal year due to significant growth in our Orlando and Phoenix operations, the establishment of two new operations in Denver and Tampa, and, to a lesser extent, to an increase in our corporate staffing. Total sales and marketing and general and administrative expenses decreased as a percentage of total revenues by 0.1%. Earnings from unconsolidated entities, which represents earnings primarily from the Company’s mortgage and title joint ventures in which the Company has a 49% ownership interest, increased $1.6 million or 104.0% as a result of increased home closing volume, as compared to the prior fiscal year.
     Net New Home Orders and Backlog. Net new home orders increased 4.4% or by 98 orders, during the fiscal year ended May 31, 2006 as compared to the prior fiscal year. The increase was the result of an increase in our active communities and the number of homes available for sale primarily in Atlanta, Houston and Dallas offset by a decline in net new home orders in Orlando and Phoenix. In addition, we recorded our initial net new orders in Tampa during fiscal year 2006 of 46 orders in two active communities.
     Net new home orders in Atlanta increased in fiscal year 2006 to 533 as compared to 503 in the prior fiscal year, representing an increase of 30 orders, or 6.0%. The increase reflects the increase in active communities from eight to nine and the continued expansion in our product line to stacked-flat condominiums and active adult single-family detached homes.
     Net new home orders in Dallas increased to 622 in fiscal year 2006 compared to 519 in the fiscal year ended May 31, 2005. This increase of 103 orders, or 19.8%, reflects the expansion of our product line to include townhome communities and an improvement in overall market conditions.
     Net new home orders in Houston increased in fiscal year 2006 to 435 as compared to 409 in the prior fiscal year, representing an increase of 26 orders, or 6.4%. The increase reflects an overall improvement in market conditions.
     Net new home orders in Orlando decreased to 371 in fiscal year 2006 compared to 450 in the fiscal year ended May 31, 2005. This decrease of 79 orders, or 17.6%, reflects a weakening in market conditions experienced during primarily the third and fourth quarters of fiscal year 2006 as we experienced an increase in cancellations and a general moderation in consumer demand for new homes.
     Net new home orders in Phoenix declined to 321 in the fiscal year ended May 31, 2006 as compared to 349 net new home orders in the prior year, representing 28 units, or 8.0%. This reduction was due to a combinations of limits placed on the number of new home orders that we accepted during the first half of our fiscal year due to our significant backlog and our desire to focus our production capacity on completing the homes in our backlog and a higher level of cancellations experienced during our fiscal fourth quarter coupled with a moderation in consumer demand for new homes.
     Backlog as of May 31, 2006 was 1,249, homes representing a sales value of $379.9 million and an increase in the sales value of backlog of $10.0 million or 2.7% at the end of the fiscal year as compared to the sales value of backlog of $369.9 million at the end of fiscal year 2005. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80.0% — 85.0% of the number of units in our backlog closing under existing sales contracts. However during the third and fourth quarters of fiscal year 2006, we have experienced an increase in cancellations of gross new home orders to approximately 30%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of speculative investors becoming net sellers of homes rather than net buyers, a change in consumer confidence and urgency to buy homes and the increase in interest rates during the second half of our fiscal year. Continued deterioration of these and other homebuilding economic factors could result in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% — 80% of the number of units in our backlog will close under existing sales contracts during fiscal year 2007.
     Fiscal year 2005 compared to fiscal year 2004
     Revenues. Revenues increased 21.0% or $86.8 million for fiscal year 2005 as compared to fiscal year 2004. We experienced an 11.6% increase in homes closed to 1,894 from 1,697 and an increase in our average sales price per home closed of 9.9% to $244,000 as compared to $222,000 in fiscal year 2004. We increased our revenues from land sales to $37.0 million for fiscal year 2005 as compared to $34.6 million in the prior year, primarily as a result of land sales in Orlando and Denver.
     Homes closed increased significantly in Dallas and Phoenix in fiscal year 2005 as compared to the prior year as a result of increased active communities in both cities. In addition, the Phoenix division’s backlog at the end of fiscal year 2004 was significant which assisted with its closings growth during the year.
     Gross Margins. Home gross margins were 21.0% for fiscal year 2005 compared to 20.5% in the prior year. The increase in our home gross margins was due to the increased pricing power we experienced as a result of the continued strong demand for our homes in Dallas, Orlando and Phoenix. Our diversification into townhomes in Atlanta and Orlando also favorably impacted our margins. Land gross margins improved to 53.6% for fiscal year 2005 compared to 32.7% in the prior year primarily due to higher prices of undeveloped land in Orlando.
     Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $26.5 million for fiscal year 2005 or 5.3% of revenues, compared to $23.8 million in fiscal year 2004 or 5.8% of revenues. The increase of $2.7 million or 11.3%, was primarily due to the larger volume of homes available for sale and closed during the current fiscal year. The increase reflects the 11.6% increase in homes closed, the related increase in sales commissions, and the increase in marketing costs experienced by the Orlando and Phoenix divisions as their operations continue to grow and establish brand recognition in their respective markets.
     General and Administrative Expenses. General and administrative expenses totaled $28.9 million in fiscal year 2005 or 5.8% of revenues, compared to $20.2 million in the prior year or 4.9% of revenues. The increase of $8.7 million resulted from continued significant growth in Orlando and Phoenix, the investment in the start-up divisional operations in Tampa and Denver, the commensurate increases in our corporate staff to support these operations and, to a lesser extent, increased compensation costs attributable to the increase in net earnings as all bonuses earned by corporate and division management are partially based on our profitability.
     Net Income. Net income increased $17.0 million or 40.1% in the year ended May 31, 2005 as compared to the year ended May 31, 2004. The increase resulted primarily from the increase in homes closed, an increase in average sales price per home closed of 9.9% and an increase in land sales in Orlando and Denver over the prior year. Total sales and marketing expenses increased $2.7 million due primarily to the increase in homes closed and the related commissions attributable to those homes. General and administrative expenses also increased $8.7 million during the fiscal year due to significant growth in our Orlando and Phoenix operations, the establishment of two new operations in Denver and Tampa, and, to a lesser extent, to an increase in our corporate staffing. As a result, total sales and marketing and general and administrative expenses increased as a percentage of total revenues by 0.4%.
     Net New Home Orders and Backlog. Net new home orders increased 4.4% or 95 orders, during the year ended May 31, 2005 as compared to the prior fiscal year. The increase was the result of an increase in our active communities and the number of homes available for sale primarily in Houston, Orlando and Dallas offset by a decline in net new home orders in Atlanta and Phoenix.
     Net new home orders in Atlanta declined in fiscal year 2005 to 503 as compared to 615 in the prior fiscal year, representing a decrease of 112 orders, or 18.2%. The decrease reflects the decline in active communities from nine to eight as we experienced significant delays in land development due to weather and governmental permitting issues.
     Net new home orders in Orlando increased to 450 in the fiscal year ended May 31, 2005 compared to 246 in the fiscal year ended May 31, 2004. This increase of 204 orders, or 82.9%, reflects the increase in active communities in the Orlando market from three at May 31, 2004 to five at May 31, 2005 despite the delayed opening of several new communities due to significant weather related delays as a result of the severe hurricane season during the fall of 2004.
     Net new home orders in Phoenix declined to 349 in the fiscal year ended May 31, 2005 as compared to 432 net new home orders in the prior year representing 83 units, or 19.2%. This reduction was primarily due to limits that we placed on the number of new home orders that we accepted during the fiscal year due to our significant backlog and our desire to focus our production capacity on completing the homes in our backlog. In addition, land development in several new communities was delayed due in part to the severe wet weather experienced in the winter and to the strong demand for subcontractors.
     Backlog as of May 31, 2005 was 1,334, homes representing a sales value of $369.9 million and an increase in the sales value of backlog of $129.6 million or 53.9% at the end of the fiscal year as compared to the sales value of backlog of $240.3 million at the end of fiscal year 2004.
Liquidity and Capital Resources
     Our principal uses of cash are land purchases, lot development and home construction. We fund our operations with cash flows from operating activities and/or borrowings under our senior subordinated notes and our senior unsecured credit facility. As we utilize our capital resources and liquidity to fund the growth of our operations, we focus on maintaining conservative balance sheet leverage ratios. We believe that we will be able to continue to fund our operations and our future cash needs (including debt maturities) through a combination of cash flows from operating activities and our existing senior unsecured credit facility.
     As of May 31, 2006, our ratio of total debt to total capitalization was 51.5%, compared to 46.0% as of May 31, 2005. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
     Operating Cash Flow. During the fiscal year ended May 31, 2006, we used approximately $24.7 million in our operating activities. We increased our investment in inventory by $134.0 million during fiscal year 2006, which was partially offset by net income earned during the period on homes closed and increases in accounts payable and accruals.

     During the fiscal year ended May 31, 2005, cash generated from operating activities was $31.1 million. We increased our investment in inventory by $50.3 million during fiscal year 2005, which was offset by net income earned during the period on homes closed and land sales and increases in accounts payable and customer deposits.
     Investing Cash Flow. Cash used in investing activities totaled $11.3 million for the fiscal year ended May 31, 2006. We increased our investment in unconsolidated entities by $2.6 million and used $8.6 million of cash for additions to capital assets.
     For the fiscal year ended May 31, 2005, cash used in investing activities totaled $17.0 million. We increased our investment in unconsolidated entities by $10.4 million in addition to investments in real estate not owned of $0.4 million and made additions to capital assets of $6.2 million.
     Financing Cash Flow. During the fiscal year ended May 31, 2006, cash provided by financing activities totaled $36.1 million, which included the issuance of $125.0 million of senior subordinated notes, an increase in our debt outstanding under our senior unsecured credit facility of $240.0 million, repayments of amounts outstanding under our senior unsecured credit facility of $272.0 million, a reduction in related party debt of $13.7 million and distributions of $37.3 million to our members for the payment of federal and state income taxes and as general distributions of our income.
     During fiscal year 2005, cash used in financing activities totaled $14.6 million, which included an increase in our debt outstanding under our senior unsecured credit facility of $12.2 million and an increase in related party notes of $10.3 million. These increases were offset by reductions in secured notes of $1.5 million and distributions totaling $33.7 million to our members for the payment of federal and state income taxes and as general distributions of our income.
     Senior Unsecured Credit Facility. On January 20, 2005, we entered into a senior unsecured credit facility with a group of lenders and Wachovia Bank, National Association, as agent for the lenders, which was amended and restated on December 16, 2005. The senior unsecured credit facility, as amended, provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an uncommitted accordion feature pursuant to which we may request, subject to certain conditions, an increase of the senior unsecured credit facility up to a maximum of $400.0 million. Our obligations under the senior unsecured credit facility are guaranteed by certain of our subsidiaries and our equity owners. The senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit outstanding at any one time, and for borrowings of up to $10.0 million on same-day notice, referred to as the swingline loans. The maturity date of the senior unsecured credit facility is January 19, 2010. However, once during each fiscal year we may request that the lenders extend the maturity date by an additional year.
     The senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; requiring us to maintain a ratio of consolidated/total liabilities to adjusted net worth not in excess of 2.25x; requiring us to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land to 25.0% of our adjusted tangible net worth; limiting the net book value of lots under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting the sale or transfer of more than 20.0% of the ownership interests in us or any subsidiary guarantor; restricting our ability to incur additional indebtedness; restricting the number of speculative housing units and model housing units as of the end of any fiscal quarter to a maximum of 35.0% of our housing unit closings during the previous 12-month period; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. As of May 31, 2006, we were in compliance with the covenants under the senior unsecured credit facility.
     Because we have been in compliance with the covenants in our senior unsecured credit facility, these covenants have not had a material impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations or otherwise pursue our business plan could be limited by these covenants, and if we are unable to obtain financing for our operations or otherwise pursuing our business plan, our growth may be impaired and our revenues may decline.

     Borrowings under the senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured credit facility. At May 31, 2006, we had $62.8 million in outstanding borrowings, and $237.2 million in available borrowings under the senior unsecured credit facility.
     9.5% Senior Subordinated Notes. In September 2005, we issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually.
     The indenture governing the 9.5% Senior Subordinated Notes due 2015 contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior unsecured credit facility, the financial covenants in the indenture governing the 9.5% Senior Subordinated Notes due 2015 primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE AND CONTRACTUAL COMMITMENTS
     Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior unsecured credit facility.
     Our future cash requirements for contractual obligations as of May 31, 2006 are presented below:

	Payments due by period(4)
	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total
(in thousands)
9.5% Senior Subordinated Notes	$—	$—	$—	$125,000	$125,000
Senior unsecured credit facility(1)	—	—	62,839	—	62,839
Interest commitments under Senior Subordinated Notes	11,875	23,750	23,750	53,108	112,483
Secured note (2)	166	331	331	1,024	1,852
Operating leases	1,883	3,133	1,300	—	6,316
Specific performance lot option purchase agreements	357	—	—	—	357

	$14,281	$27,214	$88,220	$179,132	$308,847

(1)	Excludes interest obligations under the senior unsecured credit facility as these amounts are not currently determinable

(2)	Excludes interest obligations under the secured note as these amounts are not currently determinable
     In the ordinary course of our business, we enter into land and lot option purchase contracts with unaffiliated entities in order to procure land or lots for the construction of homes. Certain of such land and lot option purchase contracts contain specific performance provisions which require us to purchase the land or lots subject to the contract upon satisfaction of certain conditions by us and the sellers. Under option purchase contracts without specific performance provisions, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms.
     Under option contracts without specific performance provisions, our liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. Amounts subject to forfeiture under option contracts without specific performance obligations, at May 31, 2006, aggregated approximately $3.0 million. Below is a summary of amounts, net of cash deposits, committed under all option contracts at May 31, 2006 (in thousands):

Aggregate
Exercise Price
of Options
Options with specific performance	$357
Options without specific performance	59,344

$59,701

     We expect to exercise all of our option contracts with specific performance provisions and, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as shown in the table below. Amounts (in thousands) shown in the following table, exclude cash deposits totaling an aggregate of approximately $3.0 million.

Fiscal Year Ending May 31,
2007	$40,170
2008	8,482
Thereafter	11,049

$59,701

     Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties to acquire 611 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 346 finished lots remain to be acquired for an aggregate price of $15.5 million. In addition, we have provided various specific performance guarantees under one of the option purchase contracts, which has been deemed as providing subordinated financial support to the entity. We have 18 finished lots remaining to be purchased under its specific performance obligations for an aggregate purchase price of $0.4 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46R. The consolidation of these variable interest entities added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2006 and added $14.9 million, $12.6 million, and $2.0 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2005.
     We participate in a number of land development entities with equity investments of 50% or less and do not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $3.6 million and $4.2 million at May 31, 2006 and 2005, respectively.

Forward-Looking Statements
     Certain statements included in in this report on Form 10-K contain forward-looking statements, which represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,’’ “project,’’ “believe,’’ “expect,’’ “anticipate,’’ “intend,’’ “plan,’’ “foresee,’’ “likely,’’ “will,’’ “goal,’’ “target’’ or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this report.
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Item 1A – “Risk Factors” contains information about factors that could cause actual results to differ materially from the results discussed in our forward-looking statements. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
•	economic changes nationally or in our local markets;

•	volatility of mortgage interest rates and inflation;

•	increased competition;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased land development costs on projects under development;

•	the cost and availability of insurance, including the availability of insurance for the presence of mold;

•	the impact of construction defect and home warranty claims;

•	any delays in reacting to changing consumer preferences in home design;

•	changes in consumer confidence;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

•	terrorist acts and other acts of war.
     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.
     The Company disclaims any responsibility to update any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of May 31, 2006 we have not entered into any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of May 31, 2006, we had a total of $62.8 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. As of May 31, 2006, we were not a party to any interest rate swap agreements.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements appear beginning at page F-1.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of May 31, 2006, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, as of May 31, 2006, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected. There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Item 9B. Other Information.
     By memorandum dated April 30, 2006, our Board of Directors confirmed to Robert Salomon, our Chief Financial Officer, his salary of $200,000 per annum and bonus of 0.75 % of income adjusted to exclude (i) initial start-up losses of any new division of the Company, (ii) bonuses paid at the operational level and (iii) imputed interest on equity. The Board of Directors also agreed to certain severance if Mr. Salomon is terminated following a sale of the Company resulting in a change of control of its equity. At that time, no employment agreement had been entered into between the Company and Mr. Salomon. On August 9, 2006, we entered into an Employment Agreement with Mr. Salomon reflecting these and certain other terms of his employment. That agreement is filed as an exhibit to this report.

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table presents information with respect to our executive officers and directors:

Name	Age	Position
Thomas Krobot	59	President, Chief Executive Officer and Director
Robert Salomon	45	Chief Financial Officer
Mark Thomas	47	Senior Vice President
Tad Serbin	46	Vice President of Sales and Marketing
Ralph Farrell	54	Vice President of Construction
Seymour Joffe	54	Director
Bruce Freeman	58	Director
Harry Rosenbaum	57	Director
Mr. Krobot has served as our President and Chief Executive Officer since 1995 and as a member of our Board since September 2005. Before joining the Company, Mr. Krobot worked for Ryland Homes as a Senior Vice President responsible for seven cities, one lumber yard and over 2,000 units per year in the Southeast Region (Georgia, North Carolina, South Carolina, Florida) and as a Regional Manager of its Midwest Region (Columbus and Cincinnati, Ohio and Indianapolis, Indiana). Mr. Krobot is a graduate of the University of Dayton.
Mr. Salomon has served as our Chief Financial Officer since 1998. Before joining the Company, Mr. Salomon worked for MDC Holdings, Inc., most recently as the Senior Vice President of Finance of its homebuilding division in California, Richmond American Homes. Mr. Salomon is a graduate of The University of Iowa and a member of the American Institute of Certified Public Accountants.
Mr. Thomas joined the Company in March 2006 as Senior Vice President. Prior to joining the Company, he was Area President for Pulte Homes’ Texas organization from October 2004 to February 2006. From 2002 to 2004, Mr. Thomas was the President of Pulte Homes’ Indiana division. Mr. Thomas holds a Masters of Business Administration from Northwestern University and a Bachelors of Business Administration from the University of Memphis.
Mr. Serbin joined the Company in 2002 as Vice President of Sales and Marketing. Prior to joining the Company, he was Vice President of Sales and Marketing for Pulte Homes in Orlando, Florida. Mr. Serbin is a graduate of the California State College in Hayward, California where he received a degree in Business Administration.
Mr. Farrell joined the Company in December 2004 as the Vice President of Construction. From July 2000 to November 2004, Mr. Farrell was employed with Centex Homes as the Vice President of Construction in Atlanta, Georgia. From 1989 to 2000, Mr. Farrell was a Construction Manager for Pulte Homes in Atlanta, Georgia and the Washington Metro Area in Maryland.
Mr. Joffe, a member of our Board or our prior management committee since 1997, is a founder of the Great Gulf Group and is its Chief Financial Officer. Prior to 1983, Mr. Joffe worked in real estate and public accounting. Mr. Joffe qualified as a Chartered Accountant in South Africa and in Canada.
Mr. Freeman, a member of our Board or our prior management committee since 1997, is a founder of the Great Gulf Group and is its Executive Vice President. Prior to 1983, Mr. Freeman was the Vice President of Sales for Great Gulf Homes. Mr. Freeman has worked in residential real estate marketing since 1969.
Mr. Rosenbaum, a member of our Board or our prior management committee since 1997, is a founder of the Great Gulf Group and is its Chief Operating Officer. Prior to 1983, Mr. Rosenbaum was a partner in a law practice. Mr. Rosenbaum graduated as a lawyer from Osgoode Hall Law School and was called to the bar in 1976.

Audit Committee Financial Expert
     The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Further, given the small size of the Board, the Board believes it appropriate for all members of the Board to be involved in the discussions and decisions typically delegated to an audit committee. Our Board has determined that Mr. Joffe meets the qualifications of an “audit committee financial expert” as defined in the rules and regulations of the SEC, but does not meet the definition of an “independent director” under the rules promulgated by Nasdaq or the New York Stock Exchange as a result of his affiliation with our ownership group. However, because our securities are not listed on a national securities exchange or national securities association, we are not required to have an audit committee financial expert who is an “independent director.”
     Although the Company has not yet adopted a code of ethics, the Company is in the process of preparing a Code of Business Conduct and Ethics, which will meet the definition of a “code of ethics” under Item 406 of the Securities and Exchange Commission’s Regulation S-K. Once adopted, the Code of Business Conduct and Ethics will apply to and be binding upon all of the Company’s employees (including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions).
Item 11. Executive Compensation
     The following table sets forth information for the fiscal years ended May 31, 2006, 2005 and 2004 with respect to compensation earned by or paid to our Chief Executive Officer and each of our four most highly compensated executive officers other than the Chief Executive Officer.

	Annual compensation
				Other annual	All other
		Salary	Bonus	Compensation (1)	compensation
Name and Principal Position	Year	($)	($)	($)	($)
Thomas Krobot	2006	225,000	2,045,629	50,000	—
President and Chief	2005	225,000	1,306,896	—	—
Executive Officer	2004	225,000	1,095,415	—	—

Robert Salomon	2006	195,800	555,784	60,000	—
Chief Financial Officer	2005	168,335	364,850	—	—
	2004	160,008	248,854	—	—

Mark Thomas	2006	125,000	270,000	60,000	—
Senior Vice President

Tad Serbin	2006	176,613	227,500	25,000	—
VP of Sales and Marketing	2005	159,167	176,000	—	—
	2004	150,000	282,034	—	—

Ralph Farrell	2006	152,500	160,000	25,000	—
VP of Construction	2005	58,594	140,000	—	—

(1)	Consists of amounts credited to each executive officer’s account under the Ashton Woods USA L.L.C. Nonqualified Deferred Compensation Plan.

Employment Agreements
     On January 30, 2006, we entered into an employment agreement with our President and Chief Executive Officer, Tom Krobot. The agreement, which is effective as of June 1, 2005, is for a term of approximately five years ending May 31, 2010. The employment agreement provides for an annual base salary of $225,000 and an annual bonus in an amount equal to 4.0% of the first $10,000,000 and 3.0% of any amount in excess of $10,000,000 of our annual net income, calculated in accordance with generally accepted accounting principles and reflected in our annual audited financial statements, as adjusted to exclude imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time. The agreement also provides for certain incentive payments upon a sale of the Company, irrespective of form, or the consummation by the Company of an initial public offering of equity securities. Such payments are due upon the sale of the Company or initial public offering irrespective of the executive’s continued employment with us. The incentive payment owed upon the sale of the Company will be equal to an amount determined by multiplying the excess of the aggregate purchase price paid by the buyer or buyers in such transaction over the book value of the Company, as determined in good faith by our board of directors, at the time of such sale by 3.0%, provided such payment is subject to a floor of $3,000,000.
     Upon an initial public offering, Mr. Krobot is entitled to a payment equal to 3.0% of the excess of the aggregate value of the Company at such time, determined based on the excess of valuation applied in the offering, over the then book value of the Company, as determined in good faith by our board of directors, subject to a minimum of $3,000,000. The payment upon an initial public offering shall be paid through the issuance of stock with an aggregate value equal to the payment owed, if possible, otherwise, such payment shall be made in cash or some other mutually agreed upon method.
     Following the payments of amounts owed to Mr. Krobot upon a sale of initial public offering of the Company, the agreement will terminate, and Mr. Krobot will continue as an at will employee. The agreement also provides Mr. Krobot with certain severance payments upon termination of his employment as follows:
     • Upon termination for cause, as defined in the agreement, or voluntary resignation by Mr. Krobot, in addition to accrued salary through the date of termination, Mr. Krobot will be entitled for each year of employment completed between fiscal years beginning June 1, 2005 and ending May 31, 2009, to a payment of $400,000 and for completion of the fiscal year June 1, 2009 to May 31, 2010 to a payment of $1,400,000.
     • Upon termination of employment upon death or disability, in addition to base salary accrued through the date of termination, Mr. Krobot or his estate, will be entitled to a payment in an amount equal to the greater of (a) $3,000,000 or (b) a prorated portion (based on the number of years of the term of the agreement that has expired divided by five), of 3.0% of the excess of the then-determined public market value of the Company over the book value of the Company, in each case as determined in good faith by the board of directors.
     • Upon termination without cause, in addition to base salary accrued through the date of termination, Mr. Krobot will be entitled to a payment equal to the greater of: (a) the sum of one year’s base salary at the rate then in effect plus a bonus payable pursuant to the annual bonus provisions of the agreement based on projections of our net income for the following 12 months, plus an amount equal to a bonus calculated in such manner based on a pro rata share of net income for the then-current fiscal year; or (b) the sum of a bonus calculated in accordance with the annual bonus provisions of the agreement pro rated based on net income for the then-current fiscal year plus 3.0% of the excess of the then-determined public market value of the Company over the then-book value of the Company, in each case as determined in good faith by the board of directors, subject to a minimum of $3,000,000.
     • If Mr. Krobot’s employment terminates upon expiration of the term of the agreement, Mr. Krobot will be entitled to a payment equal to 3.0% of the excess of then-public market value of the Company as compared to the book value of the Company, in each case as determined in good faith by the board of directors, subject to a minimum payment of $3,000,000.
     • Upon the sale of the Company, if Mr. Krobot’s employment is terminated, in addition to the incentive payment described above and his base salary accrued through the date of termination, Mr. Krobot will receive an amount equal to a bonus calculated in accordance with the annual bonus provisions described above based on a pro rated share of net income for the current fiscal year to the date of termination.

     Finally, the Agreement provides that we will provide health insurance for Mr. Krobot and his spouse, whether or not Mr. Krobot is an employee of ours, until he reaches the age of 65, upon the same terms then available to executive officers of the Company.
     By memorandum dated April 30, 2006, our Board of Directors confirmed to Robert Salomon, our Chief Financial Officer, his annual salary, bonus calculation and certain severance payments if Mr. Salomon is terminated following a sale of the Company resulting in a change of control of our equity. On August 9, 2006, we entered into an employment agreement with Mr. Salomon, which addresses the provisions set forth in the memorandum in more detail. The agreement is for a term of five years ending August 2011, subject to automatic renewal for additional one-year terms absent notice of termination from either party. The employment agreement provides for an annual based salary of $200,000 and an annual bonus in an amount equal to 0.75% of our annual net income, calculated in accordance with generally accepted accounting principles and reflected in our annual audited financial statements, as adjusted to exclude initial start-up losses of any new division during the first two years of operation, imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time.
     The Agreement also provides for the following payments to Mr. Salomon upon termination of his employment:
•	Upon termination without cause, including upon expiration of the agreement, Mr. Salomon will be entitled to a severance payment equal to (a) one year of base salary and (b) a prorated amount of the bonus payable for the then current year through the date of termination.

•	Upon termination for any reason following the sale of the Company, irrespective of form, Mr. Salomon will be entitled to a severance payment equal to the greater of (a) the bonus paid pursuant to the employment agreement for the most recently completed fiscal year and (b) $500,000.
     The agreement also provides for termination with cause and upon death or disability, in which case Mr. Salomon will receive any accrued salary to the date of termination and any other benefits to which he is entitled under then existing benefit plans.
Director Compensation
     The members of our Board of Directors do not receive compensation for services as our directors.
Compensation Committee Interlocks and Insider Participation
     The entire Board of Directors undertakes the duties of the Compensation Committee with respect to the compensation of Messrs. Krobot and Salomon. Mr. Krobot, with input from Mr. Salomon, determines the compensation of the other executive officers. Mr. Krobot, our President and Chief Executive Officer, is a member of our Board of Directors. As a member of the Board of Directors, he will participate in discharging the duties of the Compensation Committee.
     For a discussion of transactions between us and certain affiliates of members of our Board of Directors, see Item 13 “Certain relationships and related transactions.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of May 31, 2006 regarding the beneficial ownership of the membership interests in the Company. In addition, the footnotes below explain that certain of the persons or entities listed in the table have special membership interests entitling them to allocations of profits and cash distributions in the land development activities in Denver, Colorado and Orlando, Florida of certain of the Company’s subsidiaries. Ashton Woods Finance co. is a wholly-owned subsidiary of the Company.

Membership
Name and Address of Beneficial Owner	Interest(1)
Seymour Joffe(2), (3)	27.5%
Bruce Freeman(2), (3)	27.5%
Harry Rosenbaum(2), (3)	27.5%
Thomas Krobot	—
Robert Salomon	—
Mark Thomas	—
Tad Serbin	—
Ralph Farrell	—
All directors and executive officers as a group	27.5%
Elly Nevada Inc.(2), (4), (7)	32.0%
Norman Nevada Inc.(2), (5), (7)	31.9%
Larry Nevada Inc.(2), (6), (7)	8.6%
Little Shots Nevada L.L.C.(2), (7)	27.5%

(1)	Beneficial ownership is determined in accordance with Section 13 of the Exchange Act and the rules promulgated thereunder. Accordingly, if an individual or entity is a member of a “group” which has agreed to act together for the purpose of acquiring, holding, voting or disposing of membership interests, such individual or entity is deemed to be the beneficial owner of the membership interests held by all members of the group. Further, if an individual or entity has or shares the power to vote or dispose of membership interests held by another entity, beneficial ownership of the interests held by such entity may be attributed to such other individuals or entities.

(2)	The address of this beneficial owner is 3751 Victoria Park Ave, Toronto, Ontario M1W 3Z4 Canada.

(3)	Entities and/or family trusts associated with these individuals hold interests (including the special membership interests referred to in footnote 7 below) in the Company through Little Shots Nevada L.L.C. For beneficial ownership purposes, the membership and special membership interests held by Little Shots Nevada L.L.C. are attributable to each such individual. The entities associated with each such individual have, respectively, a 33.3% ownership interest in Little Shots Nevada L.L.C. and are entitled to receive an allocation of 33.3% of any proceeds received by Little Shots Nevada L.L.C. as a result of its 21.0% special membership interest in the Denver, Colorado land development activities and its 21.0% special membership interest in the Orlando, Florida land development activities.

(4)	This entity is owned by entities and/or family trusts associated with Elly Reisman.

(5)	This entity is owned by entities and/or family trusts associated with Norman Reisman.

(6)	This entity is owned by entities and/or family trusts associated with Larry Robbins.

(7)	These and other related entities also hold special membership interests in allocations of profits and cash distributions in the land development activities in Denver, Colorado and Orlando, Florida of certain of the Company’s subsidiaries as follows:

	Denver	Orlando

Little Shots Nevada L.L.C	21.0%	21.0%
Elly Colorado Inc.	29.3%	—
Elly Nevada Inc.	—	29.3%
Norman Colorado Inc.	29.2%	—
Norman Nevada Inc.	—	29.2%
Larry Colorado Inc.	20.5%	—
Larry Nevada Inc.	—	20.5%
As noted in footnote 3 above, entities and/or family trusts associated with Seymour Joffe, Bruce Freeman and Harry Rosenbaum are entitled to receive a portion of the proceeds received by Little Shots Nevada L.L.C. through allocations on such special membership interests based on their respective percentage ownership interests in Little Shots Nevada L.L.C. as set forth in footnote 3.
Special membership interests do not entitle the holders thereof to vote or otherwise participate in the management or operation of the Company or any of its subsidiaries.
Item 13. Certain Relationships and Related Transactions
     In August 2005, we entered into a Services and Software License Agreement (the “Services and License Agreement”) with Paramount Development Corporation Limited (“Paramount”), which is an affiliate of the Great Gulf Group. Under the Services and License Agreement, which is effective as of June 1, 2005, Paramount licenses to us and our affiliates certain software which we use in performing the following functions: accounting, job costing, work order, home warranty, home design, scheduling, and purchase orders. Furthermore, pursuant to the Services and License Agreement, Paramount provides us and our affiliates with the services of its employees to assist us with land development matters relating to our land operations in Orlando and Denver. In return for the software license and the land development services, we pay Paramount a fee of $600 for each home closed. The initial term of the Services and License Agreement is two years and will automatically renew for successive one-year terms unless either party gives notice that the agreement will not be renewed.
     Although we did not have a written agreement with Paramount covering the software license and land development services prior to entering into the Services and License Agreement, Paramount provided us with such software and services in return for a payment of $600 for each home closed. During the fiscal years 2006, 2005 and 2004, we paid Paramount $1.5 million, $1.2 million and $1.1 million, respectively, for the software license and land development services.
     We, in the ordinary course of our business, from time to time enter into lot option purchase agreements to facilitate the development of land for our use with entities that are owned directly or indirectly by the seven families that indirectly own our membership interests or that are otherwise affiliates of the Great Gulf Group. These entities generally obtain secured acquisition and development financing which is supported by specific performance requirements under our lot option purchase agreements.
     As of May 31, 2006, we had three lot purchase contracts with such related parties to acquire 611 finished lots at an aggregate price of approximately $33.0 million which have created variable interests and of which 346 finished lots remain to be purchased for an aggregate price of $15.5 million. In addition, we have provided various specific performance guarantees under the option purchase contracts, which have been deemed as providing subordinated financial support to the entities, of which 18 finished lots remain to be purchased under its specific performance obligations for an aggregate purchase price of $0.4 million as of May 31, 2006. As of May 31, 2006, we had $0.5 million of non-refundable deposits securing the remaining lot options. While we do not own any equity interests in these entities, we must consolidate the entities pursuant to FIN46R. We used $12.9 million of the proceeds from the issuance and sale of our 9.5% Senior Subordinated Notes due 2015 to repay in full an unsecured note with an affiliate of the Great Gulf Group. The note bore interest at the U.S. prime lending rate plus 0.75% per annum and was payable upon demand.

     We believe that the transactions described above between us and the various related parties have been and will continue to be on terms no less favorable to us than those available from unaffiliated third-parties in transactions negotiated at arms-length. We do not intend to enter into any transactions in the future with or involving any of our officers or directors or any members of their immediate family on terms that would be less favorable to us than those that would be available from unaffiliated third-parties in arms-length transactions.
Item 14. Principal Accountant Fees and Services
     For the fiscal years ended May 31, 2006 and 2005, professional services were performed by KPMG LLP.
     Audit and audit-related fees aggregated $555,670 and $549,425 for the fiscal years ended May 31, 2006 and 2005, respectively, and were composed of the following:
     Audit Fees: The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended May 31, 2006 and 2005 and for reviews of our quarterly financial statements were $375,000 and $400,000, respectively.
     Audit-Related Fees: The aggregate fees billed for audit-related services for the fiscal years ended May 31, 2006 and 2005 were $155,670 and $100,000, respectively. These fees relate to assurance and related services performed by KPMG that are reasonably related to the performance of the audit or review of our financial statements.
     Tax Fees: The aggregate fees billed for tax services for the fiscal years ended May 31, 2006 and 2005 were $119,000 and $74,425, respectively. These fees relate to professional services performed by KPMG with respect to tax compliance, tax advice and tax planning.
     All Other Fees: None
     Because the Company does not have a separate audit committee, the entire Board of Directors annually approves each year’s engagement for audit services in advance. The Board of Directors has also established complementary procedures to require pre-approval of all permitted non-audit services provided by the Company’s independent auditors. All non-audit services described above were pre-approved by the Board of Directors in fiscal 2006.
PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) 1. Financial Statements
Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets — as of May 31, 2006, and 2005;

Consolidated Statements of Earnings — years ended May 31, 2006, 2005 and 2004;

Consolidated Statements of Members’ Equity — years ended May 31, 2006, 2005 and 2004; and

Consolidated Statements of Cash Flows — years ended May 31, 2006, 2005 and 2004;

Notes to Consolidated Financial Statements.
     2. Financial Statement Schedules
None required

     3. Exhibits
     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

Exhibit
Number	Title
3.1	Articles of Organization of Ashton Woods USA L.L.C. (1)

3.2	Amended and Restated Regulations of Ashton Woods USA L.L.C. (1)

4.1	Form of Indenture dated as of September 21, 2005 among Ashton Woods USA L.L.C., Ashton Woods Finance Co., the guarantors named therein and the and U.S. Bank Trust National Association, as trustee. (1)

4.2	Form of 9.5% Senior Subordinated Note due 2015. (1)

10.1	Form of Amended and Restated Credit Agreement, dated as of December 16, 2005, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent for the Lenders, and Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent, and Citibank Texas, N.A., as Documentation Agent. (2)

10.2	Limited Partnership Agreement of Navo South Development Partners, Ltd., dated as of December 18, 2003, by and among G.P. Navo South, L.L.C., Ashton Dallas Residential, L.L.C., Horizon Homes Ltd., and Priority Development, L.P. (1)

10.3	Agreement of Limited Partnership for CL Ashton Woods, L.P., dated as of March 10, 2005, by and among CL Texas I, GP, LLC, CL Texas, L.P., AW Southern Trails, Inc., and Ashton Houston Residential L.L.C. (1)

10.4	Limited Liability Company Agreement of Palm Cove Developers, LLC, dated as of January 19, 2005, by and between Ashton Tampa Residential, LLC and M/I Homes of Tampa, LLC. (1)

10.5	Services and Software License Agreement, dated as of June 1, 2005, by and between Ashton Woods USA L.L.C. and Paramount Development Corporation Limited. (1)

10.6*	Form of Ashton Woods USA, LLC Nonqualified Deferred Compensation Plan, effective June 1, 2005 (1)

10.7*	Form of Employment Agreement, dated as of January 30, 2006, by and between Thomas Krobot and Ashton Woods USA, L.L.C. (2)

10.8	Agreement of Limited Liability Company of Ashton Woods Mortgage, LLC (2)

10.9	Dominion Title of Dallas, L.L.C. Members’ Agreement, dated January 21, 2001, by and among Stewart Title Dallas, Inc., Ashton Dallas Residential, L.L.C. and Dominion Title of Dallas, L.L.C. (2)

10.10	Dominion Title, L.L.C. Members’ Agreement, dated June 7, 1999, by and among Stewart Title Company, Daltor Houston Title, Inc. and Dominion Title, L.L.C. (2)

10.11	Assignment of Membership Interest, dated as of June 1, 2002, by and between Daltor Houston Title, Inc. and Ashton Houston Residential, L.L.C. (2)

10.12	Promissory Note to John Sharp dated April 27, 2004 (2)

10.13	Form of Promissory Note to Larelnor Developments Inc. (2)

10.14	Form of Employment Agreement, dated as of August 9, 2006, by and between Robert Salomon and Ashton Woods USA, L.L.C. (filed herewith)

21	List of Subsidiaries of Ashton Woods USA L.L.C. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Represents a management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 33-129906) filed on November 23, 2005.

(2)	Incorporated herein by reference to the exhibits to the Company’s Amendment No. 1 to its Registration Statement Form S-4 (Registration No. 33-129906) filed on February 1, 2006.
The exhibits, which are referenced in the above documents, are hereby incorporated by reference. Such exhibits have been omitted for purposes of this filing but will be furnished supplementary to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASHTON WOODS USA L.L.C. (Registrant)

By:	/s/ ROBERT SALOMON

Robert Salomon
Chief Financial Officer
Date: August 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 10, 2006	/s/ THOMAS KROBOT
Thomas Krobot
President, Chief Executive Officer
and Director

August 10, 2006	/s/ ROBERT SALOMON
Robert Salomon
Chief Financial Officer

August 10, 2006	/s/ SEYMOUR JOFFE
Seymour Joffe
Director

August 10, 2006	/s/ BRUCE FREEMAN
Bruce Freeman
Director

August 10, 2006	/s/ HARRY ROSENBAUM
Harry Rosenbaum
Director

Report of Independent Registered Public Accounting Firm
The Members
Ashton Woods USA L.L.C.:
We have audited the accompanying consolidated balance sheets of Ashton Woods USA L.L.C. and subsidiaries as of May 31, 2006 and 2005, and the related consolidated statements of earnings, members’ equity, and cash flows for each of the years in the three-year period ended May 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashton Woods USA L.L.C., and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Atlanta, Georgia
July 31, 2006

ASHTON WOODS USA L.L.C.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2006	2005
	(in thousands)
Assets
Cash and cash equivalents	$181	$105
Inventory
Construction in progress and finished homes	173,824	126,010
Land and land under development	220,115	129,983
Real estate not owned	14,341	14,945
Property and equipment, net	8,077	5,620
Accounts receivable	16,073	10,649
Other assets	16,765	10,102
Investments in unconsolidated entities	6,809	12,029

	$456,185	$309,443

Liabilities and Members’ equity
Liabilities
Notes payable	$189,691	$96,789
Related party note	—	13,746
Customer deposits	10,043	12,290
Liabilities related to real estate not owned	12,152	12,551
Accounts payable and accruals	63,784	42,476

Total liabilities	275,670	177,852
Minority interests in real estate not owned	1,788	1,993
Members’ equity	178,727	129,598

	$456,185	$309,443

See accompanying notes to consolidated financial statements

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended May 31,
	2006	2005	2004
		(in thousands)
Revenues
Home sales	$670,487	$461,322	$377,265
Land sales	31,336	37,005	34,561
Other	1,167	1,279	974

	702,990	499,606	412,800

Cost of sales
Home sales	519,688	364,469	299,940
Land sales	15,711	17,183	23,249

	535,399	381,652	323,189

Gross profit
Home sales	150,799	96,853	77,325
Land sales	15,625	19,822	11,312
Other	1,167	1,279	974

	167,591	117,954	89,611

Expenses
Sales and marketing	35,413	26,503	23,809
General and administrative	40,678	27,725	19,228
Related party	1,447	1,136	1,018
Franchise taxes	595	439	361
Depreciation and amortization	6,192	3,870	3,915

	84,325	59,673	48,331

Earnings in unconsolidated entities	3,205	1,571	1,259
Minority interest in earnings	—	(398)	(112)

Net income	$86,471	$59,454	$42,427

See accompanying notes to consolidated financial statements

ASTHON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(In thousands)
BALANCE at May 31, 2003	$78,414

Distributions	(17,030)
Net income	42,427

BALANCE at May 31, 2004	103,811

Distributions	(33,667)
Net income	59,454

BALANCE at May 31, 2005	129,598

Distributions	(37,342)
Net income	86,471

BALANCE at May 31, 2006	$178,727

See accompanying notes to consolidated financial statements.

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2006	2005	2004
		(in thousands)
Cash flows from operating activities:
Net income	$86,471	$59,454	$42,427
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings in unconsolidated entities	(3,205)	(1,571)	(1,259)
Investment with related party in land held for resale	—	6,111	(6,111)
Distributions from unconsolidated entities	2,762	2,206	1,468
Depreciation and amortization	6,192	3,870	3,915
Minority interest in earnings of consolidated limited partnership	—	398	112
Impairment loss recognized on real estate inventory	4,516	—	—
Amortization of deferred debt issuance costs	798	108	—
Changes in operating assets and liabilities:
Inventory	(133,980)	(50,309)	(8,763)
Accounts receivable	(5,424)	(4,795)	1,560
Restricted cash	—	1,742	(631)
Other assets	(1,744)	(2,117)	(3,764)
Accounts payable and accruals	21,137	10,320	10,240
Customer deposits	(2,247)	5,694	2,136

Net cash (used in) provided by operating activities	(24,724)	31,111	41,330

Cash flows from investing activities:
Investments in unconsolidated entities	(2,648)	(10,445)	(1,610)
Investments in real estate not owned	—	(401)	—
Additions to property and equipment	(8,649)	(6,150)	(4,341)

Net cash used in investing activities	(11,297)	(16,996)	(5,951)

Cash flows from financing activities:
Proceeds from senior subordinated notes	125,000	—	—
Proceeds from notes payable	239,935	75,936	63,834
Repayments of notes payable	(272,033)	(65,307)	(64,299)
Proceeds from related party note	833	35,004	14,410
Repayments of related party note	(14,579)	(24,666)	(33,095)
Debt issuance costs	(5,717)	(1,295)	—
Minority interest distributions	—	(640)	—
Members’ distributions	(37,342)	(33,667)	(17,030)

Net cash provided by (used in) financing activities	36,097	(14,635)	(36,180)

Increase (decrease) in cash	76	(520)	(801)
Cash and cash equivalents, beginning of period	105	625	1,426

Cash and cash equivalents, end of period	$181	$105	$625

See accompanying notes to consolidated financial statements

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
  Organization
     Ashton Woods USA L.L.C. (the “Company’’), operating as Ashton Woods Homes, is a limited liability company formed on February 6, 1997 for a period of duration ending no later than February 1, 2037. The Company acquires and develops land for residential purposes and designs, sells and builds residential homes on such land in six markets located in Georgia, Texas, Florida and Arizona, and is establishing homebuilding operations in Colorado. The Company also holds an investment in an unconsolidated entity that provides mortgage origination for homebuyers through Ashton Woods Mortgage, LLC (“Ashton Woods Mortgage’’). In addition, the Company provides title services to its buyers in Texas and Florida through three unconsolidated entities.
  Presentation
     The consolidated financial statements include the accounts of the Company, and its wholly-owned, majority-owned and controlled subsidiaries, as well as certain variable interest entities required to be consolidated pursuant to Financial Interpretation No. 46R (“FIN 46R’’) issued by the Financial Accounting Standards Board (FASB). All intercompany balances and transactions have been eliminated in consolidation.
     The Company’s homebuilding operations are conducted across several markets in the United States have similar characteristics; therefore, they have been reported as one segment — the homebuilding segment.
     The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.
   Cash and Cash Equivalents
     The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.
  Inventory
     Inventory consists of completed homes and homes under construction, finished lots, land under development and land held for development. Costs are capitalized to inventory during land development and home construction, including direct home construction costs, indirect overhead costs of construction associated with the construction of homes, interest and real estate taxes related to property under development and construction. Cost of sales of homes closed consists of the direct construction costs of each home, indirect overhead costs of construction associated with the construction of homes, land acquisition and land development costs allocated to each home, related interest and real estate taxes, and an estimate of future warranty and related closing costs for the homes closed. Land acquisition costs, land development costs, indirect land development costs, indirect overhead costs of construction and interest and taxes related to property under development and construction are accumulated by specific area and allocated to various lots or housing units using specific identification and allocation based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification.
     Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future disposition, after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value that is determined based on management’s estimate of future revenues and costs. Due to uncertainties in the estimation process, it is possible that actual results could differ. The Company continues to evaluate the carrying value of its inventory, believes that the existing estimation process fairly presents its inventory balances and does not anticipate the process to materially change in the future. During the fiscal year ended May 31, 2006, the Company recorded an impairment loss of approximately $4.5 million.
     Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable.
  Real Estate Not Owned
     Consolidated real estate not owned represents the fair value of land under option purchase agreements when consolidated pursuant to FIN 46R.
  Investments in Unconsolidated Entities
     The Company participates in a number of land development entities in which it has less than a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity.
     The Company’s investments in Ashton Woods Mortgage and the title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as earned.
  Property and Equipment
     Property, plant and equipment is recorded at cost. Depreciation and amortization generally is recorded using the straight-line method over the estimated useful lives of the assets, which range from 2 years to 5 years, and depreciable lives for leasehold improvements typically reflect the life of the lease. Repairs and maintenance costs are expensed as incurred.
     The Company’s property and equipment at May 31, consist of the following (in thousands):

	2006	2005
Machinery and equipment	$3,777	$2,195
Sales office and model furnishings	21,469	25,245
Leasehold improvements	1,243	1,778

	26,489	29,218
Accumulated depreciation	(18,412)	(23,598)
	$8,077	$5,620

  Revenue Recognition
     Homebuilding and lot sale revenue are recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Sales commissions are included in sales and marketing expenses. Virtually all homebuilding, land and lot sales revenues are received in cash within two days of closing.
  Warranty Costs
     The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and establishing a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the Company’s warranty liability, which is included in accounts payable and accruals on the consolidated balance sheets:
Years ended of May 31, (in thousands)

	2006	2005	2004
Warranty liability, beginning of period	$3,075	$2,670	$1,768
Costs accrued during year	7,438	4,526	3,177
Incurred costs during year	(5,490)	(4,121)	(2,275)

Warranty liability, end of period	$5,023	$3,075	$2,670

  Advertising Costs
     The Company expenses advertising costs as they are incurred. Advertising expense was approximately $4.4 million, $2.8 million and $2.4 million in fiscal 2006, 2005 and 2004, respectively.
  Minority Interest
     During the fiscal year 2004 and a portion of fiscal year 2005 the Company had a controlling interest in a limited partnership for land acquisition and development in Orlando, Florida. Accordingly, the financial position of this partnership and results of operations are consolidated in the Company’s consolidated financial statements and the other partner’s share of earnings of the limited partnership is recorded as minority interest. During fiscal year 2005, the Company acquired the minority share in this limited partnership.
  Provision for Income Taxes
     The Company operates as a limited liability company. Accordingly, the Company incurs no liability for federal or state income taxes, other than franchise taxes, as these taxes are passed through to the members.
   Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
  Reclassifications
     Certain prior year balances have been reclassified to conform to the current year presentation.
Note 2 — Inventory
     Inventory consists of the following as of May 31, (in thousands):

	2006	2005
Homes under construction	$173,824	$126,010
Finished lots	49,354	40,216
Land under development	165,867	70,104
Land held for development	4,894	19,663

	$393,939	$255,993

     The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during the years ended May 31, (in thousands):

	2006	2005	2004
Capitalized interest, beginning of period	$3,173	$3,123	$4,013
Interest incurred	15,347	4,840	4,932
Interest amortized to cost of sales	(9,037)	(4,790)	(5,822)

Capitalized interest, end of period	$9,483	$3,173	$3,123

Note 3 — Consolidated Land Inventory Not Owned
     In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties to acquire 611 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 346 finished lots remain to be acquired for an aggregate price of $15.5 million. In addition, the Company has provided various specific performance guarantees under one of the option purchase contracts, which has been deemed as providing subordinated financial support to the entity. The Company has 18 finished lots remaining to be purchased under its specific performance obligations for an aggregate purchase price of $0.4 million. While the Company owns no equity interest in the entities, it must consolidate pursuant to FIN 46R. The consolidation of these variable interest entities added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006 and added $14.9 million, $12.6 million, and $2.0 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2005.
     Land option agreements that did not require consolidation under FIN 46 at May 31, 2006 and 2005, had a total purchase price of $35.6 million and $15.2 million, respectively. In connection with these agreements, the Company had deposits of $2.5 million and $0.6 million, included in other assets at May 31, 2006 and 2005, respectively.
     Note 4 — Investments in Unconsolidated Entities
     The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At May 31, 2006 and 2005, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow accounting principles generally accepted in the United States of America and the partners share in their profits and losses generally in accordance with their ownership interests.
     The Company and/or its entity partners enter into option purchase agreements under which they can purchase finished lots held by the unconsolidated entity. Option prices are generally negotiated prices that approximate fair value when the option contract is signed. The Company’s share of the entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer.
     The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of May 31, 2006, the Company has entered into lot option purchase agreements with four unconsolidated entities for the purchase of 675 lots, of which 411 remain to be purchased with an aggregate remaining purchase price of $12.2 million. These unconsolidated entities had borrowings outstanding totaling $9.2 million and $11.3 million at May 31, 2006 and 2005, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $3.6 million and $4.2 million at May 31, 2006 and 2005, respectively.
Summarized condensed financial information related to unconsolidated entities that are accounted for using the equity method at May 31 was as follows (in thousands):

	2006	2005
Assets:
Real estate	$36,273	$52,686
Cash	3,153	1,668
Mortgage loans held for sale	19,370	6,870
Other	1,166	470

	$59,962	$61,694

Liabilities and Equity:
Notes payable and accrued liabilities	$32,582	$22,230
Equity	27,380	39,464

	$59,962	$61,694

Revenues	$31,054	$13,648
Expenses	22,561	9,672

Net earnings	$8,493	$3,976

Note 5 — Notes Payable
     The Company’s notes payable at May 31, consist of the following (in thousands):

	2006	2005
9.5% Senior Subordinated Notes due 2015	$125,000	$—
Unsecured revolving credit facility	62,839	92,089
Secured Note	1,852	4,700

	$189,691	$96,789

     In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the year ended May 31, 2006, the Company was in compliance with the covenants under the senior subordinated notes. As of May 31, 2006, the outstanding notes with a face value of $125.0 million had a fair value of approximately $115.3 million, based on quoted market prices by independent dealers.
     In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility is January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. At May 31, 2006, the Company had available borrowing capacity under this facility of $237.2 million as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at May 31, 2006, was approximately 6.6%. As of and for the year ended May 31, 2006, the Company was in compliance with the covenants under this facility.
     Note 6 — Transactions With Related Parties
     A services agreement with a related party provides the Company with the license, development and support for the Company’s computer systems and the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears for these services, and in 2004 and 2005, the Company made payments of $1,500 per lot closed for certain services rendered by the related party to one of the Company’s subsidiaries. During the fiscal years ended May 31, 2006, 2005 and 2004, $1.5 million, $1.2 million and $1.1 million was incurred related to these services, respectively.
     The Company had entered into option purchase agreements for the purchase of finished lots for use in its homebuilding operations and into joint ventures for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These arrangements related to 386 finished lots, which have all been purchased by the Company. The Company also has consolidated variable interest entities pursuant to FIN 46R where the Company has entered into lot purchase agreements with related parties. As of May 31, 2006, the Company has 346 finished lots under contract to be purchased, representing $15.5 million in purchase price, of which 18 lots representing $0.4 million remain to be purchased under specific performance obligations.

     The Company had an unsecured note with a related party in the principal amount of $13.7 million at May 31, 2005, which was repaid during the fiscal year ended May 31, 2006.
     Note 7 — Employee Benefit Plans
     The Company has a 401(k) plan for all Company employees who have been with the Company for a period of three months or more. The Company matches portions of employee’s voluntary contributions up to 4% of an employee’s compensation up to the maximum allowed under federal guidelines. Expenses for the plan were $0.9 million, $0.7 million and $0.5 million in fiscal 2006, 2005 and 2004, respectively.
     Note 8 — Financial Instruments
     The fair values of the Company’s financial instruments are based on quoted market prices, where available, or are estimated. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used.
     The carrying amounts of cash and cash equivalents and notes payable, as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.
     Note 9 – Employment Agreement
     On January 30, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Tom Krobot. The agreement, which is effective as of June 1, 2005, is for a term of approximately five years ending May 31, 2010. The employment agreement includes base salary and annual bonus provisions that are calculated based on annual net income. The agreement also provides for certain incentive payments upon a sale of the Company, irrespective of form, the consummation by the Company of an initial public offering of equity securities, upon his termination under certain circumstances or upon expiration of the agreement. The incentive payment will be equal to the amount determined by multiplying the excess of the aggregate fair value of the Company over the book value of the Company by 3%, provided such payment is subject to a floor of $3.0 million. The Company has accrued approximately $1.2 million related to this employment agreement since the effective date of June 1, 2005. The liability under this employment agreement has been measured using the intrinsic value method.
     Note 10 — Commitments and Contingencies
     The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
     In the normal course of business, the Company provides standby letters of credit issued to third parties to secure performance under various contracts. As of May 31, 2006, 2005 and 2004, the Company had letters of credit outstanding of $25.4 million, $11.0 million and $3.7 million, respectively.
     The Company leases office space and equipment under various operating leases. Minimum annual lease payments under these leases at May 31, 2006 were (in thousands):

2007	$1,883
2008	1,773
2009	1,360
2010	939
2011	361

$6,316

     Rent expense approximated $1.8 million, $1.0 million and $0.9 million for fiscal 2006, 2005 and 2004, respectively and is included within general and administrative expense on the consolidated statements of earnings.
     Note 11 — Cash Flow Information
     Supplemental disclosures of cash flow information and non-cash activities are follows (in thousands):

	2006	2005	2004
Cash paid for interest	$12,000	$4,726	$4,614
(all amounts capitalized)
Non-cash distribution of land from joint venture	$8,482	$—	$—
     Note 12 — Quarterly Financial Information (Unaudited)

	Quarter Ended
	August 31	November 30	February 28	May 31
		(in thousands)
Fiscal Year 2006
Revenue	$106,868	$158,329	$157,573	$280,220
Gross profit	$22,255	$42,838	$37,935	$64,563
Net income	$6,077	$24,785	$17,394	$38,215

	Quarter Ended
	August 31	November 30	February 28	May 31
		(in thousands)
Fiscal Year 2005
Revenue	$130,562	$107,009	$109,055	$152,980
Gross profit	$36,494	$20,795	$25,139	$35,526
Net income	$22,161	$7,755	$12,281	$17,257