Form 10-Q
period 2006-08-31
Ashton Woods USA L.L.C.
filed 2006-10-16
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended August 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31,	May 31,
	2006	2006
	(in thousands)
Assets
Cash and cash equivalents	$19	$181
Inventory
Construction in progress and finished homes	178,146	173,824
Land and land under development	238,575	220,115
Real estate not owned	11,718	14,341
Property and equipment, net	7,709	8,077
Accounts receivable	7,091	16,073
Other assets	16,581	16,765
Investments in unconsolidated entities	6,757	6,809

	$466,596	$456,185

Liabilities
Liabilities
Notes payable	$197,650	$189,691
Customer deposits	9,602	10,043
Liabilities related to real estate not owned	9,543	12,152
Accounts payable and accruals	66,962	63,784

Total liabilities	283,757	275,670
Minority interests in real estate not owned	1,775	1,788
Members’ equity	181,064	178,727

	$466,596	$456,185

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	August 31,
	2006	2005
	(in thousands)
Revenues
Home sales	$149,357	$106,454
Land sales	6,982	69
Other	303	345

	156,642	106,868

Cost of sales
Home sales	121,496	84,427
Land sales	2,643	186

	124,139	84,613

Gross profit
Home sales	27,861	22,027
Land sales	4,339	(117)
Other	303	345

	32,503	22,255

Expenses
Sales and marketing	9,241	7,238
General and administrative	10,475	8,051
Related party	320	248
Franchise taxes	53	89
Depreciation and amortization	1,548	1,107

	21,637	16,733

Earnings in unconsolidated entities	616	555

Net income	$11,482	$6,077

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	August 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$11,482	$6,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings in unconsolidated entities	(616)	(555)
Distributions from unconsolidated entities	892	673
Depreciation and amortization	1,548	1,107
Amortization of deferred debt issuance costs	273	81
Impairment loss recognized on real estate inventory	5,102	—
Changes in operating assets and liabilities:
Inventory	(27,533)	(47,669)
Accounts receivable	8,982	7,348
Other assets	(89)	(1,308)
Accounts payable and accruals	2,791	(2,566)
Customer deposits	(441)	3,088

Net cash provided by (used in) operating activities	2,391	(33,724)

Cash flows from investing activities:
Investments in unconsolidated entities	(187)	(774)
Additions to property and equipment	(1,180)	(2,547)

Net cash used in investing activities	(1,367)	(3,321)

Cash flows from financing activities:
Proceeds from notes payable	70,000	57,000
Repayments of notes payable	(62,041)	(17,000)
Repayments of related party note	—	(855)
Debt issuance costs	—	(27)
Members’ distributions	(9,145)	(2,050)

Net cash (used in) provided by financing activities	(1,186)	37,068

(Decrease) increase in cash	(162)	23
Cash and cash equivalents, beginning of period	181	105

Cash and cash equivalents, end of period	$19	$128

Supplemental Disclosures:
Non-cash operating activity:
Non-cash distribution of land from joint venture	$351	$—
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ashton Woods USA L.L.C. (“Ashton Woods” or the “Company”), a limited liability company operating as Ashton Woods Homes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying consolidated financial statements. Certain items in prior period consolidated financial statements have been reclassified to conform to the current presentation. For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, filed with the Securities and Exchange Commission on August 10, 2006.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of earnings for the three months ended August 31, 2006, is not necessarily indicative of the results to be expected for the full year.
Note 2 – New Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). On June 1, 2006, the Company adopted SFAS No. 123(R). The Company did not have any new awards or modification of awards since the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements of the Company.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	August 31, 2006	May 31, 2006
Homes under construction	$178,146	$173,824
Finished lots	88,782	49,354
Land under development	140,817	165,867
Land held for development	8,976	4,894

	$416,721	$393,939

Each quarter, the Company reviews all components of its inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If this review indicates that an impairment loss is required under the SFAS No. 144 guidelines, the Company estimates and records such loss to cost of sales in that quarter. During the three months ended August 31, 2006, the Company recorded a loss of approximately $5.1 million. The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during periods indicated (in thousands):

	Three months ended
	August 31,
	2006	2005
Capitalized interest, beginning of period	$9,483	$3,173
Interest incurred	4,713	1,669
Interest amortized to cost of sales	(2,273)	(892)

Capitalized interest, end of period	$11,923	$3,950

Note 4 – Consolidated Land Inventory Not Owned
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
The consolidation of these variable interest entities added $11.7 million, $9.5 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at August 31, 2006 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
Note 5 — Investments in Unconsolidated Entities
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of the entity’s earnings is deferred until homes related to the lots purchased by the Company are delivered and title passes to a homebuyer. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $2.2 million and $3.6 million at August 31, 2006 and May 31, 2006, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as earned.
Note 6 — Warranty Costs
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

Warranty liabilities are included in accounts payable and accruals in the consolidated balance sheets, and totaled $5.4 million and $5.0 million, at August 31, 2006 and May 31, 2006, respectively. Warranty liability activity for the three months ended August 31, 2006 and 2005 is shown below (in thousands).

	Three months ended
	August 31,
	2006	2005
Balance at beginning of period	$5,023	$3,075
Provisions	2,059	1,303
Payments	(1,680)	(1,248)

Balance at end of period	$5,402	$3,130

Note 7 – Notes Payable
The Company’s notes payable at August 31, 2006 and May 31, 2006, consist of the following (in thousands):

	August 31,	May 31,
	2006	2006
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Unsecured revolving credit facility	70,839	62,839
Secured Note	1,811	1,852

	$197,650	$189,691

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture governing the notes, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the three months ended August 31, 2006, the Company was in compliance with the covenants under the senior subordinated notes. As of August 31, 2006, the outstanding notes with a face value of $125.0 million had a fair value of approximately $108.8 million, based on quoted market prices by independent dealers.
In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility is January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. At August 31, 2006, the Company had available borrowing capacity under this facility of $204.1 million, net of letters of credit, as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at August 31, 2006, was approximately 6.9%. As of and for the three months ended August 31, 2006, the Company was in compliance with the covenants under this facility.
Note 8 – Transactions With Related Parties
The Company has entered into a services agreement with a related party for the license, development and support of its computer systems and for the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears, in payment for these services. The Company incurred fees of $0.3 million and $0.2 million related to these services during the three months ended August 31, 2006 and 2005, respectively.
The Company also has consolidated variable interest entities pursuant to FIN 46R where the Company has entered into lot purchase agreements with related parties. As of August 31, 2006, the Company has 279 finished lots under contract to be purchased, representing $11.5 million in purchase price, of which three lots representing $0.1 million remain to be purchased under specific performance obligations.
Note 9 — Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial statements.
Note 10 — Provision for income taxes
The Company operates as a limited liability company. Accordingly, the Company incurs no liability for federal or state income taxes, as these taxes are passed through to the members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Description of Business
Ashton Woods is one of the largest private homebuilders in the United States based on number of home closings and revenues. The Company designs, builds and markets high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. The Company currently operates in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and is establishing homebuilding operations in Denver. These cities represent seven of the 20 largest new residential housing markets in the United States according to the U.S. Census Bureau. The Company has been in operation for over 15 years and serves a broad customer base including first-time buyers and first- and second-time move-up buyers. The Company focuses on achieving the highest standards in design, quality and customer satisfaction. The Company has received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and is ranked in the top 10% of all homebuilders nationally in customer satisfaction in 2005 and 2004 by a nationally recognized survey company not affiliated with the Company.
The Company’s revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets it currently serves. The Company also acquires and develops land for use in its homebuilding operations and for sale to others. From time to time, the Company elects to sell parcels of land or finished lots that do not fit with its home development program. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to the Company’s business of selling and building homes and have fluctuated significantly in the past. The Company anticipates continuing to sell parcels of land and finished lots in the future when circumstances warrant; however, the Company does not anticipate future sales of land being as significant a part of its revenues as they have been in the past. The Company expects that the significance of land sales revenue will fluctuate from quarter to quarter.
The Company also conducts mortgage origination and title services for the benefit of its homebuilding operation. The Company does not record revenues from these ancillary services because they are carried out through separate jointly-owned entities, which are operated by the Company’s partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on the Company’s income statement. The Company has a 49.9% interest in an entity that offers mortgage financing to all of its buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. The Company also offers title services to its homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and to its homebuyers in Orlando and Tampa through a 49.0% ownership interest in a title company. The title companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners.
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

Overview
For the three-month period ended August 31, 2006, the Company’s total revenue increased 46.6% and net income increase 102% as compared to the comparable period of fiscal year 2006. The increases in revenue and net income were primarily due to record first quarter home closings totaling 533, a 28.7% increase over the prior year’s fiscal first quarter.
Net new home orders of 360 for the three months ended August 31, 2006, however, represented a decrease of 44.9% as compared to the same period a year ago as a result of the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first began to impact the Company during the third quarter of fiscal year 2006, has continued throughout the first three months of fiscal year 2007 and into the second quarter of fiscal year 2007.
The Company’s cancellation rate was 35.9% for the three months ended August 31, 2006, compared to our historical cancellation rate in the 15% — 20% range. The continued high level of cancellations in the marketplace resulting from, among other things, the oversupply of homes available for sale and a general reduction in the demand for new homes, has negatively affected the number of units in backlog as of the end of the first quarter of fiscal year 2007. In addition, prospective homebuyers are taking more time making home buying decisions given concerns about the direction of home prices and, in many cases, are experiencing difficulty in selling their existing homes. The Company has increased the incentives offered to our homebuyers and increased our marketing efforts to stimulate net new home orders and maintain homes in backlog. The increase in sales incentives has and will continue to negatively affect gross margins on home sales.
The decline in the demand for new home orders combined with the increase in cancellations has resulted in a 31.6% decrease in the number of homes in backlog at August 31, 2006. At August 31, 2006, backlog consisted of 1,076 homes, compared to 1,573 homes at August 31, 2005, with a sales value of $325.1 million, which represents a 29.5% decrease in the sales value of backlog as compared to August 31, 2005.
The Company’s financial results for the remainder of fiscal year 2007 will depend largely on the Company’s ability to generate net new home orders, improve its ability to maintain its orders in backlog until the homes close and continue to control its costs of building and selling homes.

Results of Operations
The following table sets forth key financial data for the three months ended August 31, 2006 and 2005, (dollars in thousands):

	Three Months Ended
	August 31,
	2006	2005

Income Statement Data:
Revenues
Home sales	$149,357	$106,454
Land sales	6,982	69
Other	303	345

	156,642	106,868

Cost of sales
Home sales	121,496	84,427
Land sales	2,643	186

	124,139	84,613

Gross profit
Home sales	27,861	22,027
Land sales	4,339	(117)
Other	303	345

	32,503	22,255

Expenses
Sales and marketing	9,241	7,238
General and administrative	10,475	8,051
Related party	320	248
Franchise taxes	53	89
Depreciation and amortization	1,548	1,107

	21,637	16,733

Earnings in unconsolidated entities	616	555

Net income	$11,482	$6,077

Other Data:
Homes closed	533	414
Average sales price per home closed	$280	$257
Home gross margin (1)	18.7%	20.7%
EBITDA (2)	$15,356	$8,165
Ratio of SG&A expenses to revenues	12.8%	14.5%
Ratio of net income to revenues	7.3%	5.7%

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, warranty expense and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as the Company, the EBITDA information in this report may not be comparable to similar presentations by others.

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

The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Three Months Ended August 31,
	2006	2005
(dollars in thousands)
Net income	$11,482	$6,077
Franchise taxes	53	89
Depreciation and amortization	1,548	1,107
Interest expense in cost of sales	2,273	892

EBITDA	$15,356	$8,165

The following table sets forth key operating data for the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31,
	2006	2005

Net new home orders (units):
Atlanta	88	158
Dallas	94	187
Houston	121	97
Orlando	27	88
Phoenix	17	123
Tampa	13	—

Company total	360	653

	Three Months Ended
	August 31,
	2006	2005
Homes closed (units):
Atlanta	113	87
Dallas	131	114
Houston	106	111
Orlando	89	46
Phoenix	92	56
Tampa	2	—

Company total	533	414

	Three Months Ended
	August 31,
Average sales price per home closed (dollars in thousands):	2006	2005
Atlanta	$278	$289
Dallas	$222	$223
Houston	$213	$230
Orlando	$267	$257
Phoenix	$456	$333
Tampa	$313	$—
Company average	$280	$257
     The following table sets forth key operating data as of August 31, 2006, May 31, 2006 and August 31, 2005:

	August 31,	May 31,	August 31,
	2006	2006	2005

Backlog (units) at end of period:
Atlanta	178	203	331
Dallas	253	290	304
Houston	184	169	194
Orlando	281	343	414
Phoenix	134	209	330
Tampa	46	35	—

Company total	1,076	1,249	1,573

Sales value of backlog at end of period (dollars in thousands):
Atlanta	$51,139	$54,790	$73,937
Dallas	60,964	67,052	64,375
Houston	43,779	37,433	43,910
Orlando	94,844	109,705	118,476
Phoenix	56,383	97,074	160,540
Tampa	18,030	13,852	—

Company total	$325,139	$379,906	$461,238

Active communities at end of period:
Atlanta	10	9	9
Dallas	11	13	13
Houston	13	12	12
Orlando	8	7	5
Phoenix	8	8	9
Tampa	3	2	—

Company total	53	51	48

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005
Revenues. Revenues increased by $49.8 million or 46.6% for the three months ended August 31, 2006, compared to the same period in the prior fiscal year as the Company experienced an increase in home sales revenue from $106.5 million to $149.4 million and an increase in land sales revenue from $0.1 million to $7.0 million. The Company closed 533 homes in the three months ended August 31, 2006, compared to 414 home closings in the same period in 2005, an increase of 28.7%. Home closings increased in all markets as compared to the same period in the prior year with the exception of Houston, where home closings declined by five homes or 4.5%. The average sales price of homes closed increased by 8.9% to $280,000 as compared to $257,000 for the prior year period as the Company closed a higher percentage of homes in Phoenix, Orlando and Atlanta where the Company enjoyed more pricing power when the homes were originally sold.
Land sales are incidental to the Company’s business of building and selling homes. The Company generally sells only parcels of land and finished lots that do not fit with its home development program. The increase in land sales revenue to $7.0 million from $0.7 million was a result of the Company selling finished lots in the Pinery in Denver during the first quarter of fiscal year 2007.
Gross Margins. Home gross margins were 18.7% for the three months ended August 31, 2006, compared with 20.7% in the same period a year ago. The decline in home gross margins for the three months ended August 31, 2006 as compared to the same period a year ago resulted from the use of increased incentives on home closings during the quarter and the recognition of $5.1 million in impairment losses on land owned, primarily in Phoenix and Tampa.
Future home gross margins may be impacted by, among other things, continued high levels of sales incentives and cancellations, increases in the costs of material and labor used to develop our land and to build our homes to the extent that market conditions prevent the recovery of increased costs through higher selling prices, adverse weather, the impact of changes in the demand for new homes in our markets, particularly Phoenix, Arizona and Florida, and other general risk factors.
Sales & Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $9.2 million during the three-month period ended August 31, 2006, compared to $7.2 million in the three-month period ended August 31, 2005. The increase of 27.8%, or $2.0 million, was primarily due to increased advertising expenses in many of the Company’s existing markets along with an increase in sales commissions due to the 28.7% increase in homes closed in the three months ended August 31, 2006 as compared to the same period in the prior fiscal year.
General & Administrative Expenses. General and administrative expenses, including related party expenses, totaled $10.8 million in the three months ended August 31, 2006, compared with $8.3 million in the three months ended August 31, 2005. The increase of $2.5 million represents a 30.1% growth in these costs. These costs were driven primarily by the continued operational growth in the five mature operating divisions, continued investment in start-up operations in Tampa and Denver, and the commensurate increases in corporate staff to support these operations.
Net Income. As compared to the three month period ended August 31, 2005, net income in the three months ended August 31, 2006, increased 88.9% or $5.4 million. The increase resulted primarily from the increase in home closings and an increase in average sales price per home of 8.9% from approximately $257,000 per home sale in the prior period to $280,000 in the current period and the increase in land sale income in Denver, partially offset by the recognition of $5.1 million in impairment losses on land owned. Total sales and marketing expenses increased $2.0 million due primarily to continued growth in the Company’s existing markets and, to a lesser extent, to start-up expenses in Tampa and Denver. General and administrative and related party expenses increased $2.5 million during the period as a result of continued operational growth in the mature operating divisions, an increase in corporate staffing and, to a lesser extent, the growth in operations in the Company’s newer divisions of Denver and Tampa. Total sales and marketing and general and administrative and related party expenses, as a percentage of total revenues decreased from 14.5% to 12.8%. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s mortgage and title joint ventures in which the Company has 49% ownership interests, were flat as compared to the prior period.
Net New Home Orders and Backlog. Net new home orders for the three months ended August 31, 2006 were 360 which represents a decrease of 44.9% as compared to the same period a year ago. The decrease in net new home orders resulted from the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first impacted the Company during the third quarter of fiscal year 2006, has continued throughout the first three months of fiscal year 2007 and into the second quarter of fiscal year 2007.
In addition, prospective homebuyers were taking more time in making home buying decisions given concerns about the direction of home prices and, in many cases, experienced difficulty in selling their existing homes. The Company has responded to the slowdown in demand through increased incentives offered to its homebuyers and increased its marketing efforts to stimulate net new home orders and maintain homes in backlog. The increase in sales incentives has and will continue to negatively affect gross margins on home sales.
Other than Houston, net new home orders declined in each of our markets during the three months ended August 31, 2006 as compared to the same period in the prior fiscal year, due in part to significant increases in our cancellation rate, as well as increases in competition resulting from increased supply of new and used homes for sale on the market. The Company has increased incentives and reduced sales prices in an effort to maintain existing backlog and improve the net new home order results. Net new home orders increased in Houston 24.7% due in part to an increase in active selling communities and strong demand for new homes in this market.
Backlog as of August 31, 2006, was 1,076 orders, a decrease of 31.6% as compared to August 31, 2005 and a decrease of 13.9% as compared to May 31, 2006. The Company’s backlog of 1,076 orders represents approximately $325.1 million in sales value and a decrease in the sales value backlog of $136.1 million or 29.5% at the end of the current period as compared to August 31, 2005, and a decrease of approximately $54.8 million or 14.4% compared to May 31, 2006. This backlog provides the Company with visibility towards future homes sales revenues, gross margins and earnings and enables the Company’s management to better plan for community development and supply purchases. However, gross margins and earnings could be affected by changes in the costs of raw materials used in construction of the Company’s homes. For example, increases in the costs of raw materials for homes in backlog would decrease the expected earnings on these homes upon closing.
The Company experienced a cancellation rate of gross new home orders of 35.9% in the first quarter of fiscal year 2007 compared to our historical cancellation rates in the 15% — 20% range. In some instances, homebuyers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for mortgage financing or under certain other circumstances. The continued high level of cancellations in the marketplace has resulted from, among other things, a general reduction in the demand for new homes coupled with the exit of speculators from the new home market which has created a high level of supply of new and used homes on the market. Revenue is not recognized on net new home orders under sales contracts until the sales are closed and title passes to the new homeowners. The recent increase in the cancellation rate of gross new home orders has created uncertainty regarding the number of units in the Company’s backlog that will close under existing sales contracts during fiscal year 2007. We expect, assuming no additional significant change in market conditions or mortgage interest rates, approximately 70% — 80% of the number of units in the Company’s backlog will close under existing sales contracts during fiscal year 2007.
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

As of August 31, 2006, the Company’s ratio of total debt to total capitalization was 52.2%, compared to 51.5% as of May 31, 2006. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity). Total debt to capitalization increased slightly as a result of the incurrence of debt to fund the growth in homebuilding inventories during the three months ended August 31, 2006.
Operating Cash Flow. During the three months ended August 31, 2006, the Company generated approximately $2.4 million in cash from operating activities as a result of a reduction in accounts receivable of $9.0 million and net income of $11.5 million, which was offset by a $26.4 million increase in spending on inventory supply for future production.
During the three months ended August 31, 2005, the Company used approximately $33.7 million in cash from operating activities as a result of a $47.7 million increase in spending on inventory supply for future production, which was partially offset by net income of $6.1 million and decreases in accounts receivable and increases in customer deposits.
Investing Cash Flow. Cash used in investing activities totaled $1.4 million for the three months ended August 31, 2006 as compared to $3.3 million for the three months ended August 31, 2005, which was due to a decrease of $1.4 million in investments in property and equipment and a $0.6 million decrease in investments in unconsolidated entities.
Financing Cash Flow. Net cash used by financing activities totaled $1.2 million in the three months ended August 31, 2006. The Company incurred borrowings under its senior unsecured credit facility of $70.0 million, made repayments of amounts outstanding under its senior unsecured credit facility of $62.0 million and made distributions of $9.1 million to its members for the payment of federal and state income taxes and as general distributions of income.
During the three months ended August 31, 2005, cash provided by financing activities totaled $37.1 million, which included an increase in the Company’s debt outstanding under its senior unsecured credit facility of $57.0 million, repayments of amounts outstanding under its senior unsecured credit facility of $17.0 million, a reduction of related party debt of $0.9 million and a distribution of $2.1 million to its members for the payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Credit Facility. On January 20, 2005, we entered into a senior unsecured credit facility with a group of lenders and Wachovia Bank, National Association, as agent for the lenders, which was amended and restated on December 16, 2005. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility is January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. At August 31, 2006, the Company had available borrowing capacity under this facility of $204.1 million, net of letters of credit, as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at August 31, 2006, was approximately 6.9%. As of and for the three months ended August 31, 2006, the Company was in compliance with the covenants under this facility.
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
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL COMMITMENTS
The Company’s primary contractual cash obligations for its operations are payments under its debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require the Company to purchase land contingent upon the land seller meeting certain obligations. The Company expects to fund its contractual obligations in the ordinary course of business through its operating cash flows and senior unsecured credit facility. As of August 31, 2006, the Company’s contractual obligations related to its debt agreements included the 9.5% Senior Subordinated Notes described above. As of August 31, 2006, the Company’s contractual obligations related to lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements have not changed materially from those reported in the footnotes to the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2006.
In the ordinary course of its business, the Company enters into land and lot option purchase contracts with unaffiliated entities in order to procure land or lots for the construction of homes. Certain of such land and lot option purchase contracts contain specific performance provisions, which require the Company to purchase the land or lots subject to the contract upon satisfaction of certain conditions by the Company and the sellers. Under option purchase contracts without specific performance provisions the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms.
Under option contracts without specific performance provisions, the Company’s liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. Amounts subject to forfeiture under option contracts without specific performance obligations, at August 31, 2006, aggregated approximately $4.3 million. Below is a summary of amounts, net of cash deposits, committed under all option contracts at August 31, 2006 (in thousands):

Aggregate
Exercise Price of
Options
Options with specific performance	$146
Options without specific performance	58,069

$58,215

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
The consolidation of these variable interest entities added $11.7 million, $9.5 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at August 31, 2006 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $2.2 million and $3.6 million at August 31, 2006 and May 31, 2006, respectively.
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
The Company is exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, the Company has entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of August 31, 2006, the Company has not entered into any interest rate swap agreements. The Company does not enter into or hold derivatives for trading or speculative purposes. As of August 31, 2006, the Company had a total of $70.8 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate.
     Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of August 31, 2006, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, as of August 31, 2006, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.
There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashton woods usa, l.l.c. (Registrant)

By:	/s/ Robert Salomon

Robert Salomon
Chief Financial Officer
Date: October 16, 2006

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