Form 10-Q
period 2006-11-30
Ashton Woods USA L.L.C.
filed 2007-01-16
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended November 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	May 31,
	2006	2006
	(in thousands)
Assets
Cash and cash equivalents	$60	$181
Inventory
Construction in progress and finished homes	170,742	173,824
Land and land under development	246,124	220,115
Real estate not owned	8,499	14,341
Property and equipment, net	7,605	8,077
Accounts receivable	5,252	16,073
Other assets	15,339	16,765
Investments in unconsolidated entities	6,254	6,809

	$459,875	$456,185

Liabilities
Liabilities
Notes payable	$213,622	$189,691
Customer deposits	9,737	10,043
Liabilities related to real estate not owned	6,985	12,152
Accounts payable and accruals	55,469	63,784

Total liabilities	285,813	275,670
Minority interests in real estate not owned	1,113	1,788
Members’ equity	172,949	178,727

	$459,875	$456,185

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues
Home sales	$129,051	$134,551	$278,407	$241,005
Land sales	230	23,609	7,212	23,678
Other	156	169	459	514

	129,437	158,329	286,078	265,197

Cost of sales
Home sales	107,893	105,826	229,389	190,253
Land sales	258	9,665	2,900	9,851

	108,151	115,491	232,289	200,104

Gross profit
Home sales	21,158	28,725	49,018	50,752
Land sales	(28)	13,944	4,312	13,827
Other	156	169	459	514

	21,286	42,838	53,789	65,093

Expenses
Sales and marketing	8,018	7,445	17,260	14,683
General and administrative	9,273	9,520	19,749	17,570
Related party	279	306	599	554
Franchise taxes	42	80	94	170
Depreciation and amortization	1,447	1,335	2,995	2,442

	19,059	18,686	40,697	35,419

Earnings in unconsolidated entities	823	633	1,440	1,188

Net income	$3,050	$24,785	$14,532	$30,862

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$14,532	$30,862
Adjustments to reconcile net income to net cash used in operating activities:
Earnings in unconsolidated entities	(1,440)	(1,188)
Distributions from unconsolidated entities	2,305	4,259
Depreciation and amortization	2,995	2,442
Amortization of deferred debt issuance costs	546	253
Impairment loss recognized on real estate inventory	9,479	—
Changes in operating assets and liabilities:
Inventory	(31,933)	(91,795)
Accounts receivable	10,821	5,032
Other assets	880	(4,147)
Accounts payable and accruals	(8,911)	4,330
Customer deposits	(306)	3,527

Net cash used in operating activities	(1,032)	(46,425)

Cash flows from investing activities:
Investments in unconsolidated entities	(187)	(1,627)
Additions to property and equipment	(2,523)	(3,833)

Net cash used in investing activities	(2,710)	(5,460)

Cash flows from financing activities:
Proceeds from senior subordinated notes	—	125,000
Proceeds from notes payable	108,000	103,000
Repayments of notes payable	(84,069)	(152,950)
Repayments of related party note	—	(13,746)
Debt issuance costs	—	(4,233)
Members’ distributions	(20,310)	(5,254)

Net cash provided by financing activities	3,621	51,817

Decrease in cash	(121)	(68)
Cash and cash equivalents, beginning of period	181	105

Cash and cash equivalents, end of period	$60	$37

Supplemental disclosures:
Non-cash operating activity:
Non-cash distribution of land from joint venture	$472	$—
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of income for the three and six months ended November 30, 2006, are not necessarily indicative of the results to be expected for the full year.
Note 2 — New Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). On June 1, 2006, the Company adopted SFAS No. 123(R). The Company has not made any new awards or modified any awards since the effective date. The adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements of the Company.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, “Materiality,” regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is evaluating the impact of SAB No. 108.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	November 30, 2006	May 31, 2006
Homes under construction	$170,742	$173,824
Finished lots	97,760	49,354
Land under development	144,288	165,867
Land held for development	4,076	4,894

	$416,866	$393,939

Each quarter, the Company reviews all components of its inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If this review indicates that an impairment loss is required under the SFAS No. 144 guidelines, the Company estimates and records such loss to cost of sales in that quarter. During the three and six months ended November 30, 2006, the Company recorded a loss of approximately $4.4 million and $9.5 million, respectively.

The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during periods indicated (in thousands):

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$11,923	$3,950	$9,483	$3,173
Interest incurred	4,957	3,727	9,670	5,396
Interest amortized to cost of sales	(2,997)	(1,554)	(5,270)	(2,446)

Capitalized interest, end of period	$13,883	$6,123	$13,883	$6,123

Note 4 — Consolidated Land Inventory Not Owned
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
The consolidation of these variable interest entities added $8.5 million, $7.0 million and $1.1 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at November 30, 2006 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
Note 5 — Investments in Unconsolidated Entities
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of the entity’s earnings is deferred until homes related to the lots purchased by the Company are delivered and title passes to a homebuyer. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.9 million and $3.6 million at November 30, 2006 and May 31, 2006, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as earned.

Note 6 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. Warranty liabilities are included in accounts payable and accruals in the consolidated balance sheets, and totaled $5.6 million and $5.0 million, at November 30, 2006 and May 31, 2006, respectively. Warranty activity for the three and six months ended November 30, 2006 and 2005 is shown below (in thousands):

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005
Balance at beginning of period	$5,402	$3,130	$5,023	$3,075
Provisions	1,901	1,268	3,960	2,571
Payments	(1,691)	(1,344)	(3,371)	(2,592)

Balance at end of period	$5,612	$3,054	$5,612	$3,054

Note 7 — Notes Payable
The Company’s notes payable at November 30, 2006 and May 31, 2006, consist of the following (in thousands):

	November 30,	May 31,
	2006	2006
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Unsecured revolving credit facility	86,839	62,839
Secured Note	1,783	1,852

	$213,622	$189,691

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture governing the notes, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the six months ended November 30, 2006, the Company was in compliance with the covenants under the senior subordinated notes. As of November 30, 2006, the outstanding notes with a face value of $125.0 million had a fair value of approximately $107.5 million, based on quoted market prices by independent dealers.
In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility was initially January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility, as well as to amend the definition of “EBITDA”, as it relates to the senior unsecured credit facility, to exclude certain non-cash gains and include certain non-cash losses or charges. At November 30, 2006, the Company had available borrowing capacity under this facility of $185.1 million, net of letters of credit, as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at November 30, 2006, was approximately 6.6%. As of and for the six months ended November 30, 2006, the Company was in compliance with the covenants under this facility.
Note 8 — Transactions With Related Parties
The Company has entered into a services agreement with a related party for the license, development and support of its computer systems and for the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears, in payment for these services. The Company incurred fees of $0.3 million and $0.6 million related to these services during the three and six months ended November 30, 2006 and November 30, 2005.
The Company also has consolidated variable interest entities pursuant to FIN 46R where the Company has entered into lot purchase agreements with related parties. As of November 30, 2006, the Company has 241 finished lots to be purchased under contract with related parties, representing $9.6 million in purchase price.
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
Ashton Woods is one of the largest private homebuilders in the United States based on number of home closings and revenues. The Company designs, builds and markets high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. The Company currently operates in Atlanta, Dallas, Houston, Orlando, Phoenix and Tampa and is establishing homebuilding operations in Denver. These cities represent seven of the 20 largest new residential housing markets in the United States according to the U.S. Census Bureau. The Company has been in operation for over 15 years and serves a broad customer base including first-time buyers and first- and second-time move-up buyers. The Company focuses on achieving the highest standards in design, quality and customer satisfaction. The Company has received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and is ranked in the top 13% of all homebuilders nationally in customer satisfaction in 2006 by a nationally recognized survey company not affiliated with the Company.
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

Overview
For the three and six months ended November 30, 2006, the Company closed 465 and 998 homes, respectively, compared with 510 and 924 homes closed, respectively, during the same periods of fiscal year 2006.
Net new home orders of 355 and 715, respectively, for the three and six months ended November 30, 2006, represented a decrease of 39.4% and 42.3%, respectively, as compared to the same periods a year ago as a result of the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first began to impact the Company during the third quarter of fiscal year 2006, has continued throughout the first six months of fiscal year 2007 and into the third quarter of fiscal year 2007.
The Company’s cancellation rate for the three and six months ended November 30, 2006, was 31% and 34%, respectively, compared to its historical cancellation rate in the 15% — 20% range. The continued high level of cancellations in the marketplace resulting from, among other things, the oversupply of homes available for sale and a general reduction in the demand for new homes, has negatively affected the number of units in backlog as of the end of the second quarter of fiscal year 2007. In addition, prospective homebuyers are taking more time making home buying decisions given concerns about the direction of home prices and, in many cases, are experiencing difficulty in selling their existing homes. The Company has increased the incentives offered to homebuyers and increased its marketing efforts to stimulate net new home orders and maintain homes in backlog. The increase in sales incentives has and will continue to negatively affect gross margins on home sales.
The decline in the demand for new home orders combined with the increase in cancellations has resulted in a 41.4% decrease in the number of homes in backlog at November 30, 2006. At November 30, 2006, backlog consisted of 966 homes with a sales value of $294.6 million, compared to 1,649 homes at November 30, 2005, with a sales value of $492.9 million, which represents a 40.2% decrease in the sales value of backlog as compared to November 30, 2005.
Management has responded to the challenges experienced during this downturn in the homebuilding industry by maintaining its strategy of conservative inventory management and leverage by controlling speculative building, curtailing its land acquisition activities through tightened underwriting criteria and increasing sales incentives and advertising in efforts to maintain new order sales absorption and existing backlog until the homes close. The increased incentives have adversely affected, and will adversely impact in the future, our home gross profits. The Company has also actively pursued price concessions from our existing suppliers and subcontractors. Additionally, during the second quarter of fiscal year 2007, we began to realize benefits resulting from reductions in personnel and other expenses.
Consistent with the Company’s inventory valuation policy, all components of inventory were evaluated to determine the recoverability of the carrying values on a community-by-community basis. Based on the procedures performed as of November 30, 2006, the Company determined that certain inventory costs, primarily in Phoenix, were not recoverable and accordingly $4.4 million of inventory impairments were recorded in the three months ended November 30, 2006.
The Company’s financial results for the remainder of fiscal year 2007 will depend largely on the Company’s ability to generate net new home orders, improve its ability to maintain its orders in backlog until the homes close and continue to control its costs of building and selling homes.

Results of Operations
The following table sets forth key financial data for the three and six months ended November 30, 2006 and 2005, (dollars in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Statement of Earnings Data:
Revenues
Home sales	$129,051	$134,551	$278,407	$241,005
Land sales	230	23,609	7,212	23,678
Other	156	169	459	514

	129,437	158,329	286,078	265,197

Cost of sales
Home sales	107,893	105,826	229,389	190,253
Land sales	258	9,665	2,900	9,851

	108,151	115,491	232,289	200,104

Gross profit
Home sales	21,158	28,725	49,018	50,752
Land sales	(28)	13,944	4,312	13,827
Other	156	169	459	514

	21,286	42,838	53,789	65,093

Expenses
Sales and marketing	8,018	7,445	17,260	14,683
General and administrative	9,273	9,520	19,749	17,570
Related party	279	306	599	554
Franchise taxes	42	80	94	170
Depreciation and amortization	1,447	1,335	2,995	2,442

	19,059	18,686	40,697	35,419

Earnings in unconsolidated entities	823	633	1,440	1,188

Net income	$3,050	$24,785	$14,532	$30,862

Other Data:
Homes closed	465	510	998	924
Average sales price per home closed	$278	$264	$279	$261
Home gross margin (1)	16.4%	21.3%	17.6%	21.1%
EBITDA (2)	$7,536	$27,754	$22,891	$35,920
Ratio of SG&A and related party expenses to revenues	13.6%	10.9%	13.1%	12.4%
Ratio of net income to revenues	2.4%	15.7%	5.1%	11.6%

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as the Company, the EBITDA information in this report may not be comparable to similar presentations by others.
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

The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Three Months Ended November 30,		Six Months Ended November 30,
(dollars in thousands)	2006	2005	2006	2005
Net income	$3,050	$24,785	$14,532	$30,862
Franchise taxes	42	80	94	170
Depreciation and amortization	1,447	1,335	2,995	2,442
Interest expense in cost of sales	2,997	1,554	5,270	2,446

EBITDA	$7,536	$27,754	$22,891	$35,920

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

The following table sets forth key operating data for the three and six months ended November 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net new home orders (units):
Atlanta	99	124	187	282
Dallas	54	172	148	359
Houston	81	98	202	195
Orlando	47	106	74	194
Phoenix	62	78	79	201
Tampa	12	8	25	8

Company total	355	586	715	1,239

Homes closed (units):

Atlanta	94	128	207	215
Dallas	116	117	247	231
Houston	91	109	197	220
Orlando	67	98	156	144
Phoenix	88	58	180	114
Tampa	9	—	11	—

Company total	465	510	998	924

Average sales price per home closed (dollars in thousands):

Atlanta	$297	$258	$287	$271
Dallas	$234	$216	$227	$219
Houston	$223	$220	$218	$225
Orlando	$279	$275	$272	$269
Phoenix	$367	$439	$413	$386
Tampa	$292	$—	$296	$—
Company average	$278	$264	$279	$261
The following table sets forth key operating data as of November 30, 2006, May 31, 2006 and November 30, 2005:

	November 30,		November 30,
	2006	May 31, 2006	2005
Backlog (units) at end of period:
Atlanta	183	203	327
Dallas	191	290	359
Houston	174	169	183
Orlando	261	343	422
Phoenix	108	209	350
Tampa	49	35	8

Company total	966	1,249	1,649

Sales value of backlog at end of period (dollars in thousands):
Atlanta	$54,761	$54,790	$76,672
Dallas	46,749	67,052	76,842
Houston	41,653	37,433	40,425
Orlando	91,106	109,705	122,969
Phoenix	39,926	97,074	172,157
Tampa	20,419	13,852	3,814

Company total	$294,614	$379,906	$492,879

	November 30,		November 30,
	2006	May 31, 2006	2005
Active communities at end of period:
Atlanta	11	9	10
Dallas	11	13	15
Houston	9	12	12
Orlando	7	7	5
Phoenix	8	8	9
Tampa	3	2	1

Company total	49	51	52

Three and Six Months Ended November 30, 2006 Compared to Three and Six Months Ended November 30, 2005
Revenues. Revenues decreased by $28.9 million or 18.2% for the three months ended November 30, 2006, compared to the same period in the prior fiscal year as the Company experienced a decrease in home sales revenue from $134.6 million to $129.1 million and a decrease in land sales revenue from $23.6 million to $0.2 million. The Company closed 465 homes in the three months ended November 30, 2006, compared to 510 home closings in the same period in fiscal year 2006, a decrease of 8.8%. Home closings decreased in all markets as compared to the same period in the prior year with the exception of Phoenix, where home closings increased by 30 homes or 51.7%. The average sales price of homes closed increased by 5.3% to $278,000 as compared to $264,000 for the prior year period due to the Company closing more homes in the single family product in Orlando and Atlanta. Since land sales are incidental to the Company’s business of building and selling homes, the Company generally sells only parcels of land and finished lots that do not fit with its home development program. The decrease in land sales revenue of 99%, or $23.4 million, was a result of the Company having identified a larger number of parcels of land and finished lots that did not fit with its home development program during the three months ended November 30, 2005 as compared to the three months ended November 30, 2006.
Revenues increased by $20.9 million or 7.9% for the six months ended November 30, 2006, as compared to the same period in the prior fiscal year. The Company closed 998 homes in the six months ended November 30, 2006, compared to 924 home closings in the same period in fiscal year 2006, an increase of 8.0%. Home closings increased in all markets as compared to the same period in the prior year with the exception of Atlanta and Houston, which experienced decreases in home closings of 3.7% and 10.5%, respectively. The average sales price of homes closed increased by 6.9% to $279,000 as compared to $261,000 for the prior year due to the Company closing more homes in the single family product in Phoenix offset in part by an increase in homes closed in the condominium product in Orlando, which carries a lower average price point than the Company’s single-family product. This increase in home sales revenue was offset in part by a decline in land sales revenue in the six months ended November 30, 2006, of $16.5 million or 69.5%. The decrease in land sales revenue was a result of the Company having identified fewer parcels of land and finished lots that did not fit with its home development program during the six months ended November 30, 2006, as compared to the prior fiscal year.
Gross Margins. Home gross margins were 16.4% for the three months ended November 30, 2006, compared with 21.3% in the same period a year ago. The decline in home gross margins for the three months ended November 30, 2006 as compared to the same period a year ago resulted from the use of increased incentives on home closings during the quarter and the recognition of $4.4 million in impairment losses on land owned, primarily in Phoenix.
Home gross margins were 17.6% for the six months ended November 30, 2006, compared with 21.1% in the same period a year ago. The decline in home gross margins for the six months ended November 30, 2006 as compared to the same period a year ago resulted from the use of increased incentives on home closings during the period and the recognition of $9.5 million in impairment losses on land owned, primarily in Phoenix and Tampa.
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
Sales & Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $8.0 million during the three-month period ended November 30, 2006, compared to $7.4 million in the three-month period ended November 30, 2005. The increase of 8.1%, or $0.6 million, was primarily due to increased advertising expenses in many of the Company’s existing markets as compared to the same period in the prior fiscal year.
Sales and marketing expenses totaled $17.3 million during the six months ended November 30, 2006, compared to $14.7 million in the six months ended November 30, 2005. The increase of 17.7%, or $2.6 million, was primarily due to increased advertising expenses in many of the Company’s markets.
General & Administrative Expenses. General and administrative expenses, including related party expenses, totaled $9.6 million in the three months ended November 30, 2006, compared with $9.8 million in the three months ended November 30, 2005. General and administrative expenses, including related party expenses, totaled $20.3 million in the six months ended November 30, 2006, compared with $18.1 million in six months ended November 30, 2005. The increase of $2.2 million represents a 12.2% growth in these costs. These costs were driven primarily by the investment in start-up operations in Tampa and Denver, continued operational growth in Orlando and Phoenix and the commensurate increases in corporate staff to support these operations offset in part by cost savings from recent staff reductions.
Net Income. As compared to the three month period ended November 30, 2005, net income in the three months ended November 30, 2006, decreased 87.7% or $21.7 million. The decrease resulted primarily from the decrease in land sale income as a result of the Company having identified additional parcels of land and finished lots that did not fit with its home development program during the three months ended November 30, 2005 as compared to the same period in 2006, the recognition of $4.4 million in impairment losses on land owned, and a decrease in home closings in the current period as compared to the same period in the prior fiscal year. Total sales and marketing expenses increased $0.6 million due primarily to increased marketing efforts in the Company’s markets. General and administrative and related party expenses decreased $0.2 million during the period. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s development joint ventures and the Company’s mortgage and title joint ventures in which the Company has 49% ownership interests, increased $0.2 million due primarily to increased earnings from the Company’s mortgage joint venture.
As compared to the six month period ended November 30, 2005, net income in the six months ended November 30, 2006, decreased 52.9% or $16.3 million. The decrease resulted primarily from the decrease in land sale income as a result of the Company having identified a larger number of parcels of land and finished lots that did not fit with its home development program during the six months ended November 30, 2005 as compared to the same period in 2006, the recognition of $9.5 million in impairment losses on land owned, which was partially offset by an increase in home closings and an increase in average sales price per home of 6.9% from approximately $261,000 per home sale in the prior period to $279,000 in the current period. Total sales and marketing expenses increased $2.6 million due primarily to increased marketing efforts in the Company’s existing markets. General and administrative and related party expenses increased $2.2 million during the period as a result of an increase in corporate staffing and, to a lesser extent, the growth in operations in the Company’s newer divisions of Denver and Tampa. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s development joint ventures and the Company’s mortgage and title joint ventures in which the Company has 49% ownership interests, increased $0.3 million due primarily to increased earnings from the Company’s mortgage joint venture.
Net New Home Orders and Backlog. Net new home orders for the three and six months ended November 30, 2006, were 355 and 715, respectively, representing decreases of 39.4% and 42.3%, respectively, as compared to the same periods a year ago. The decrease in net new home orders resulted from the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first impacted the Company during the third quarter of fiscal year 2006, has continued throughout the first six months of fiscal year 2007 and into the third quarter of fiscal year 2007.

In addition, prospective homebuyers are taking more time in making home buying decisions given concerns about the direction of home prices and, in many cases, have experienced difficulty in selling their existing homes. The Company has responded to the slowdown in demand through increased incentives offered to its homebuyers and increased its marketing efforts to stimulate net new home orders and maintain homes in backlog. The increase in sales incentives has and will continue to negatively affect gross margins on home sales.
Net new home orders declined in each of our markets during the three months ended November 30, 2006 as compared to the same period in the prior fiscal year, due in part to increases in our cancellation rate, as well as increases in competition resulting from increased supply of new and used homes for sale on the market. The Company has increased incentives and reduced sales prices in an effort to maintain existing backlog and improve the net new home order results.
Backlog as of November 30, 2006, was 966 orders, a decrease of 41.4% as compared to November 30, 2005 and a decrease of 22.7% as compared to May 31, 2006. The Company’s backlog of 966 orders represents approximately $294.6 million in sales value and a decrease in the sales value of backlog of $198.3 million or 40.2% at the end of the current period as compared to November 30, 2005, and a decrease of approximately $85.3 million or 22.5% compared to May 31, 2006. This backlog provides the Company with visibility towards future homes sales revenues, gross margins and earnings and enables the Company’s management to better plan for community development and supply purchases. However, gross margins and earnings could be affected by changes in the costs of raw materials used in construction of the Company’s homes. For example, increases in the costs of raw materials for homes in backlog would decrease the expected earnings on these homes upon closing.
The Company experienced a cancellation rate of gross new home orders in the three and six months ended November 30, 2006, of 31% and 34%, respectively, compared to our historical cancellation rates in the 15% — 20% range. In some instances, homebuyers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for mortgage financing or under certain other circumstances. The continued high level of cancellations in the marketplace has resulted from, among other things, a general reduction in the demand for new homes coupled with the exit of speculators from the new home market which has created a high level of supply of new and used homes on the market. Revenue is not recognized on net new home orders under sales contracts until the sales are closed and title passes to the new homeowners. The increase in the cancellation rate of gross new home orders has created uncertainty regarding the number of units in the Company’s backlog that will close under existing sales contracts during fiscal year 2007. We expect, assuming no additional significant change in market conditions or mortgage interest rates, approximately 70% — 80% of the number of units in the Company’s backlog will close under existing sales contracts during fiscal year 2007.
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
As of November 30, 2006, the Company’s ratio of total debt to total capitalization was 55.3%, compared to 51.5% as of May 31, 2006. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity). Total debt to capitalization increased as a result of growth in homebuilding activities resulting in the incurrence of debt to fund the growth during the six months ended November 30, 2006.
Operating Cash Flow. During the six months ended November 30, 2006, the Company used approximately $1.0 million in cash from operating activities as a result of a $31.9 million increase in spending on inventory supply for future growth, which was partially offset by net income of $14.5 million and decreases in accounts receivable.
During the six months ended November 30, 2005, the Company used approximately $46.4 million in cash from operating activities as a result of a $91.8 million increase in spending on inventory supply for future growth, which was partially offset by net income of $30.9 million and decreases in accounts receivable and increases in accounts payable and customer deposits.
Investing Cash Flow. Cash used in investing activities totaled $2.7 million for the six months ended November 30, 2006 as compared to $5.5 million for the six months ended November 30, 2005, which was due to a decrease of $1.4 million in investments in unconsolidated entities, as compared to the same period in the prior fiscal year, and a $1.3 million decrease in investments in property and equipment, as compared to the same period in the prior fiscal year.
Financing Cash Flow. Net cash provided by financing activities totaled $3.6 million in the six months ended November 30, 2006. The Company incurred borrowings under its senior unsecured credit facility of $108.0 million, made repayments of amounts outstanding under its senior unsecured credit facility of $84.1 million and made distributions of $20.3 million to its members for the payment of federal and state income taxes and as general distributions of income.
Net cash provided by financing activities totaled $51.8 million in the six months ended November 30, 2005. In September 2005, the Company issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. Interest on the 9.5% Senior Subordinated Notes due 2015 is payable semiannually. The net proceeds of $121.3 million were used to repay amounts outstanding under the Company’s senior unsecured credit facility and to repay certain related party debt. Additionally, the Company incurred borrowings under its senior unsecured credit facility of $153.0 million and made a distribution of $5.3 million to its members for the payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Credit Facility. In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility was initially January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility, as well as to amend the definition of “EBITDA”, as it relates to the senior unsecured credit facility, to exclude certain non-cash gains and include certain non-cash losses or charges. At November 30, 2006, the Company had outstanding under this facility borrowings of $86.8 million and available borrowing capacity of $185.1 million, net of letters of credit, as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at November 30, 2006, was approximately 6.6%. As of and for the six months ended November 30, 2006, the Company was in compliance with the covenants under this facility.
Because the Company has been in compliance with the covenants in its senior unsecured credit facility, these covenants have not had a material impact on its operations, financial condition and results of operations. However, in the future the Company’s ability to secure financing for its operations or otherwise pursue its business plan could be limited by these covenants, and if the Company is unable to obtain financing for its operations or otherwise pursue its business plan, its growth may be impaired and the Company’s revenues may decline.
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
The indenture governing the 9.5% Senior Subordinated Notes due 2015 contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. Unlike the senior unsecured credit facility, the financial covenants in the indenture governing the 9.5% Senior Subordinated Notes due 2015 primarily limit the Company’s ability to incur additional debt, make distributions or engage in other actions rather than require the Company to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on the Company’s operations, financial condition and results of operations. However, in the future the Company’s ability to secure financing for its operations could be limited by these covenants, and if the Company is limited in its ability to obtain financing, its operations, financial condition and results of operations could be adversely affected.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE
CONTRACTUAL COMMITMENTS
The Company’s primary contractual cash obligations for its operations are payments under its debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require the Company to purchase land contingent upon the land seller meeting certain obligations. The Company expects to fund its contractual obligations in the ordinary course of business through its operating cash flows and senior unsecured credit facility. As of November 30, 2006, the Company’s contractual obligations have not changed materially from those reported in the footnotes to the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2006.
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
At November 30, 2006, the Company had fulfilled all of its obligations under lot option purchase contracts containing specific performance provisions. Under option contracts without specific performance provisions, the Company’s liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. Amounts subject to forfeiture under option contracts without specific performance obligations, at November 30, 2006, aggregated approximately $3.7 million. The amounts, net of cash deposits, committed under all option contracts at November 30, 2006 were $57.1 million.
The Company expects to exercise, subject to market conditions, substantially all of its option contracts without specific performance provisions. Various factors, some which are beyond the Company’s control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises.
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
The consolidation of these variable interest entities added $8.5 million, $7.0 million and $1.1 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at November 30, 2006 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.9 million and $3.6 million at November 30, 2006 and May 31, 2006, respectively.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in the sections captioned Overview and Financial Condition and Liquidity. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
➢	economic changes nationally or in the Company’s local markets;

➢	volatility of mortgage interest rates and inflation;

➢	increased competition;

➢	shortages of skilled labor or raw materials used in the production of houses;

➢	increased prices for labor, land and raw materials used in the production of houses;

➢	increased land development costs on projects under development;

➢	decreased values for land underlying land option agreements or owned by the Company;

➢	the cost and availability of insurance, including the availability of insurance for the presence of mold;

➢	the impact of construction defect and home warranty claims;

➢	any delays in reacting to changing consumer preferences in home design;

➢	changes in consumer confidence;

➢	delays in land development or home construction resulting from adverse weather conditions;

➢	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

➢	terrorist acts and other acts of war.
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
The Company is exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, the Company has entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of November 30, 2006, the Company has not entered into any interest rate swap agreements. The Company does not enter into or hold derivatives for trading or speculative purposes. As of November 30, 2006, the Company had a total of $86.8 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate.
Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of November 30, 2006, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, in all material respects, as of November 30, 2006, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.
There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 6. Exhibits
(A) Exhibits

Exhibit
Number		Document

10.1	—	First Amendment to First Amended and Restated Credit Agreement.

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Ashton woods usa, l.l.c. (Registrant)

By:	/s/ Robert Salomon
Robert Salomon
Chief Financial Officer
Date: January 16, 2007

INDEX TO EXHIBITS

Exhibit
Number		Document

10.1	—	First Amendment to First Amended and Restated Credit Agreement.

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.