Form 10-Q
period 2007-02-28
Ashton Woods USA L.L.C.
filed 2007-04-16
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number: 333-129906
Ashton Woods USA L.L.C.
(Exact name of Registrant as specified in its charter)

Nevada	75-2721881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1080 Holcomb Bridge Rd. Bldg 200 Suite 350	30076
Roswell, Georgia	(Zip code)
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

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended February 28, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28,	May 31,
	2007	2006
	(in thousands)
Assets
Cash and cash equivalents	$84	$181
Inventory
Construction in progress and finished homes	173,062	173,824
Land and land under development	246,919	220,115
Real estate not owned	7,540	14,341
Property and equipment, net	7,317	8,077
Accounts receivable	4,481	16,073
Other assets	15,896	16,765
Investments in unconsolidated entities	5,913	6,809

	$461,212	$456,185

Liabilities
Liabilities
Notes payable	$214,581	$189,691
Customer deposits	9,563	10,043
Liabilities related to real estate not owned	6,436	12,152
Accounts payable and accruals	54,286	63,784

Total liabilities	284,866	275,670
Minority interests in real estate not owned	704	1,788
Members’ equity	175,642	178,727

	$461,212	$456,185

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues
Home sales	$129,037	$150,273	$407,445	$391,278
Land sales	170	7,021	7,382	30,699
Other	219	279	678	793

	129,426	157,573	415,505	422,770

Cost of sales
Home sales	105,358	114,486	334,747	304,739
Land sales	169	5,152	3,070	15,003

	105,527	119,638	337,817	319,742

Gross profit
Home sales	23,679	35,787	72,698	86,539
Land sales	1	1,869	4,312	15,696
Other	219	279	678	793

	23,899	37,935	77,688	103,028

Expenses
Sales and marketing	7,869	8,173	25,129	22,856
General and administrative	9,152	10,797	28,900	28,367
Related party	265	332	864	886
Franchise taxes	—	44	95	214
Depreciation and amortization	1,326	1,795	4,321	4,237

	18,612	21,141	59,309	56,560

Earnings in unconsolidated entities	887	600	2,327	1,788

Net income	$6,174	$17,394	$20,706	$48,256

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended
	February 28,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$20,706	$48,256
Adjustments to reconcile net income to net cash provide by (used in) operating activities:
Earnings in unconsolidated entities	(2,327)	(1,788)
Distributions from unconsolidated entities	3,708	4,846
Depreciation and amortization	4,321	4,237
Amortization of deferred debt issuance costs	834	526
Impairment loss recognized on real estate inventory	11,304	—
Changes in operating assets and liabilities:
Inventory	(36,873)	(150,674)
Accounts receivable	11,592	1,088
Other assets	393	(4,864)
Accounts payable and accruals	(10,268)	22,420
Customer deposits	(480)	2,926

Net cash provided by (used in) operating activities	2,910	(73,027)

Cash flows from investing activities:
Investments in unconsolidated entities	(187)	(2,498)
Additions to property and equipment	(3,560)	(7,133)

Net cash used in investing activities	(3,747)	(9,631)

Cash flows from financing activities:
Proceeds from senior subordinated notes	—	125,000
Proceeds from notes payable	141,500	175,935
Repayments of notes payable	(116,610)	(176,978)
Proceeds of related party note	—	833
Repayments of related party note	—	(11,445)
Debt issuance costs	(359)	(5,494)
Members’ distributions	(23,791)	(25,116)

Net cash provided by financing activities	740	82,735

(Decrease) increase in cash	(97)	77
Cash and cash equivalents, beginning of period	181	105

Cash and cash equivalents, end of period	$84	$182

Supplemental disclosures:
Non-cash operating activity:
Non-cash distribution of land from joint venture	$472	$—
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of income for the three and nine months ended February 28, 2007, are not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Inventory
Inventory consists of the following (in thousands):

	February 28, 2007	May 31, 2006
Homes under construction	$173,062	$173,824
Finished lots	117,126	49,354
Land under development	120,952	165,867
Land held for development	8,841	4,894

	$419,981	$393,939

Each quarter, the Company reviews all components of its inventory for the purpose of determining whether recorded costs and costs required to complete each home or project are recoverable. If this review indicates that an impairment loss is required under the SFAS No. 144 guidelines, the Company estimates and records such loss to cost of sales in that quarter. During the three and nine months ended February 28, 2007, the Company recorded a loss of approximately $1.8 million and $11.3 million, respectively.

The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during periods indicated (in thousands):

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$13,883	$6,123	$9,483	$3,173
Interest incurred	5,057	4,542	14,727	9,938
Interest amortized to cost of sales	(3,245)	(2,151)	(8,515)	(4,597)

Capitalized interest, end of period	$15,695	$8,514	$15,695	$8,514

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
In applying the provisions of FIN 46R, the Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
The consolidation of these variable interest entities added $7.5 million, $6.4 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at February 28, 2007 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
Note 5 — Investments in Unconsolidated Entities
The Company participates in a number of land development entities in which it has equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of the entity’s earnings is deferred until homes related to the lots purchased by the Company are delivered and title passes to a homebuyer. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.5 million and $3.6 million at February 28, 2007 and May 31, 2006, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as earned.

Note 6 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. Warranty liabilities are included in accounts payable and accruals in the consolidated balance sheets, and totaled $5.9 million and $5.0 million, at February 28, 2007 and May 31, 2006, respectively. Warranty activity for the three and nine months ended February 28, 2007 and 2005 is shown below (in thousands):

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
Balance at beginning of period	$5,612	$3,054	$5,023	$3,075
Provisions	1,311	1,746	5,271	4,316
Payments	(1,017)	(1,259)	(4,388)	(3,850)

Balance at end of period	$5,906	$3,541	$5,906	$3,541

Note 7 — Notes Payable
The Company’s notes payable at February 28, 2007 and May 31, 2006, consist of the following (in thousands):

	February 28,	May 31,
	2007	2006
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Unsecured revolving credit facility	87,839	62,839
Secured Note	1,742	1,852

	$214,581	$189,691

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture governing the notes, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the nine months ended February 28, 2007, the Company was in compliance with the covenants under the senior subordinated notes. As of February 28, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $120.0 million, based on quoted market prices by independent dealers.
In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility was initially January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges and to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0%, or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011. At February 28, 2007, the Company had available borrowing capacity under this facility of $189.6 million, net of letters of credit, as determined by borrowing base limitations defined in the facility. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at February 28, 2007, was approximately 6.6%. As of and for the nine months ended February 28, 2007, the Company was in compliance with the covenants under this facility.
Note 8 — Transactions With Related Parties
The Company has entered into a services agreement with a related party for the license, development and support of its computer systems and for the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears, in payment for these services. The Company incurred fees of $0.3 million and $0.9 million related to these services during the three and nine month periods of fiscal 2007 and 2006.
The Company also has consolidated variable interest entities pursuant to FIN 46R where the Company has entered into lot purchase agreements with related parties. As of February 28, 2007, the Company has 211 finished lots to be purchased under contract with related parties, representing $8.4 million in purchase price.
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
Note 11 — Information on business segments
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Senior Vice President and Chief Financial Officer.
The Company has identified each homebuilding market as an operating segment in accordance with SFAS 131. Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s operating segments have been aggregated into the reportable segments noted below because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:
     (1) East (Atlanta, Orlando and Tampa markets)
     (2) West (Dallas, Houston, Phoenix and Denver markets)
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments (in thousands).

	Three Months Ended		Nine months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues
Homebuilding
East	$72,510	$72,590	$177,611	$193,002
West	56,875	84,931	237,744	229,611

Total Homebuilding	129,385	157,521	415,355	422,613

Corporate	41	52	150	157

Consolidated	$129,426	$157,573	$415,505	$422,770

Gross Profit
Homebuilding
East	$14,177	$20,045	$36,081	$58,185
West	9,681	17,839	41,457	44,686

Total Homebuilding	23,858	37,884	77,538	102,871

Corporate	41	51	150	157

Consolidated gross profit	23,899	37,935	77,688	103,028

Net Income
Homebuilding
East	$5,669	$11,616	$11,230	$36,052
West	505	5,778	9,476	12,216

Total Homebuilding	6,174	17,394	20,706	48,268

Corporate	—	—	—	(12)

Consolidated net income	$6,174	$17,394	$20,706	$48,256

The following table summarizes assets for each of the Company’s reportable segments (in thousands).

	February 28, 2007	May 31, 2006
Homebuilding
East	$221,926	$206,110
West	230,055	240,318

Total Homebuilding	451,981	446,428

Corporate (1)	9,231	9,757

Consolidated	$461,212	$456,185

(1)	Balance consists of cash, deferred debt issuance costs and other corporate assets not allocated to the segments.
The following table sets forth information relating to home sales revenues by product for the three and nine months ending February 28, 2007, and 2006 (dollars in thousands).

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Revenue
Product:
Single-family	$93,801	$111,843	$(18,042)	-16%	$312,820	$295,509	17,311	6%
Townhome	13,031	28,105	(15,074)	-54%	36,340	81,034	(44,694)	-55%
Stacked flat condominiums	22,205	10,325	11,880	115%	58,285	14,735	43,550	296%

Total Home Sales Revenue	$129,037	$150,273	$(21,236)	-14%	$407,445	$391,278	16,167	4%

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
Information regarding the J.D. Power and Associates 2005 New Home Builder Customer Satisfaction Studysm was based on responses from 73,353 buyers of newly constructed homes in 30 of the largest U.S. markets, who were surveyed between March and July 2005. With respect to the 2005 survey, the Atlanta market covers Barrow, Cherokee, Clayton, Cobb, Coweta, Dawson, Dekalb, Douglas, Fayette, Forsyth, Fulton, Gwinnett, Hall, Henry, Newton, Paulding, Rockdale, Spalding and Walton counties. Information regarding the J.D. Power 2004 New Home Builder Customer Satisfaction Studysm was based on responses from 64,502 buyers of newly constructed homes in 25 of the largest U.S. markets. With respect to the 2004 survey, the Atlanta market covers Barrow, Bartow, Carroll, Cherokee, Clayton, Cobb, Coweta, Dawson, DeKalb, Douglas, Fayette, Forsyth, Fulton, Gwinnett, Hall, Henry, Newton, Paulding, Rockdale, Spalding and Walton counties.

Overview
For the three and nine months ended February 28, 2007, the Company closed 442 and 1,440 homes, respectively, compared with 552 and 1,476 homes closed, respectively, during the same periods of fiscal year 2006.
Net new home orders of 433 and 1,148, respectively, for the three and nine months ended February 28, 2007, represented a decrease of 26.6% and 37.2%, respectively, as compared to the same periods a year ago as a result of the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first began to impact the Company during the third quarter of fiscal year 2006, has continued throughout the first nine months of fiscal year 2007 and into the fourth quarter of fiscal year 2007.
The Company’s cancellation rate for the three and nine months ended February 28, 2007, was 26% and 31%, respectively, compared to its historical cancellation rate in the 15% — 20% range. The continued high level of cancellations in the marketplace resulting from, among other things, the oversupply of homes available for sale, a general reduction in the demand for new homes and to a lesser extent the negative impact created by problems in the sub-prime lending market, has continued to negatively affect the number of units in backlog as of the end of the third quarter of fiscal year 2007. In addition, prospective homebuyers are taking more time making home buying decisions given concerns about the direction of home prices and, in many cases, are experiencing difficulty in selling their existing homes. The Company has increased the incentives offered to homebuyers and increased its marketing efforts to stimulate net new home orders and maintain homes in backlog. The Company offers sales incentives to our homebuyers in several forms, including sales price reductions, reductions in the prices of options for their homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. These sales incentives are included in the contract price and do not require continuing involvement of the Company after the home is closed and title passes to the homebuyer. The decision to offer incentives and the types of incentives offered at any point in time are driven by market forces, including the marketing strategies of our competitors and will vary by market depending on the interests of target homebuyers, the features of the relevant communities and the competitive environment. The increase in sales incentives has and will continue to negatively affect gross margins on home sales. The Company has also actively pursued price concessions from its existing suppliers and subcontractors, redesigned its product offerings and reduced its general and administrative expenses in efforts to rebuild profitability.
The decline in the demand for new home orders combined with the increase in cancellations has resulted in a 43.3% decrease in the number of homes in backlog at February 28, 2007 as compared to February 28, 2006. At February 28, 2007, backlog consisted of 957 homes with a sales value of $270.4 million, compared to 1,687 homes at February 28, 2006, with a sales value of $520.5 million, which represents a 48.0% decrease in the sales value of backlog as compared to February 28, 2006.
Management has maintained its conservative balance sheet management practices through strict control of its speculative inventory and curtailment of its land acquisition activities throughout fiscal year 2007. The Company has focused its efforts on improving new order sales absorption through the use of increased sales incentives and advertising efforts throughout this downturn. At the end of February 28, 2007, the Company had 157 homes at various stages of completion (of which 65 homes were completed) for which we did not have a sales contract (“spec homes”), as compared to 148 total spec homes at the end of February 28, 2006 of which 32 homes were completed. As of February 28, 2007, our supply of land controlled for use in our homebuilding operations was 2.9 years, consisting of a 2.1-year supply of owned land and a 0.8-year supply of land controlled through option contracts. Our desire to maintain a conservative balance sheet through this downturn in the homebuilding industry has resulted in a land supply under our historical four-year supply target as we have increased our underwriting guidelines for new land acquisitions. Management continually evaluates its land supply in relation to the overall health of the homebuilding environment and anticipates increasing our land supply toward our historical target of approximately 4 years during the next 12 – 18 months, assuming demand in the homebuilding industry stabilizes and begins to improve.
Consistent with the Company’s inventory valuation policy, all components of inventory were evaluated to determine the recoverability of the carrying values on a community-by-community basis. Based on the procedures performed as of February 28, 2007, the Company determined that certain inventory costs were not recoverable and accordingly during the three and nine months ended February 28, 2007, the Company recorded a loss of approximately $1.8 million and $11.3 million, respectively.
The Company’s financial results for the remainder of fiscal year 2007 and fiscal year 2008 will depend largely on the Company’s ability to generate net new home orders, improve its ability to maintain its orders in backlog until the homes close and continue to control its costs of building and selling homes.

Results of Operations
The following table sets forth key financial data for the three and nine months ended February 28, 2007 and 2006, (dollars in thousands):

	Three Months Ended		Nine months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Statement of Income Data:
Revenues
Home sales	$129,037	$150,273	$407,445	$391,278
Land sales	170	7,021	7,382	30,699
Other	219	279	678	793

	129,426	157,573	415,505	422,770

Cost of sales
Home sales	105,358	114,486	334,747	304,739
Land sales	169	5,152	3,070	15,003

	105,527	119,638	337,817	319,742

Gross profit
Home sales	23,679	35,787	72,698	86,539
Land sales	1	1,869	4,312	15,696
Other	219	279	678	793

	23,899	37,935	77,688	103,028

Expenses
Sales and marketing	7,869	8,173	25,129	22,856
General and administrative	9,152	10,797	29,764	28,367
Related party	265	332	864	886
Franchise taxes	—	44	95	214
Depreciation and amortization	1,326	1,795	4,321	4,237

	18,612	21,141	59,309	56,560

Earnings in unconsolidated entities	887	600	2,327	1,788

Net income	$6,174	$17,394	$20,706	$48,256

Other Data:
Homes closed	442	552	1,440	1,476
Average sales price per home closed	$292	$272	$283	$265
Home gross margin (1)	18.4%	23.8%	17.8%	22.1%
EBITDA (2)	$10,745	$21,384	$33,637	$57,304
Ratio of SG&A and related party expenses to revenues	13.4%	12.2%	13.4%	12.3%
Ratio of net income to revenues	4.8%	11.0%	5.0%	11.4%

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, warranty expense and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as the Company, the EBITDA information in this report may not be comparable to similar presentations by others.
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

The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Three Months Ended February 28,		Nine months Ended February 28,
	2007	2006	2007	2006
(dollars in thousands)
Net income	$6,174	$17,394	$20,706	$48,256
Franchise taxes	—	44	95	214
Depreciation and amortization	1,326	1,795	4,321	4,237
Interest expense in cost of sales	3,245	2,151	8,515	4,597

EBITDA	$10,745	$21,384	$33,637	$57,304

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

Three and Nine Months Ended February 28, 2007 Compared to Three and Nine Months Ended February 28, 2006
Revenues. Revenues decreased by $28.1 million or 17.9% for the three months ended February 28, 2007, compared to the same period in the prior fiscal year as the Company experienced a decrease in home sales revenue from $150.3 million to $129.0 million and a decrease in land sales revenue from $7.0 million to $0.2 million. The Company closed 442 homes in the three months ended February 28, 2007, compared to 552 home closings in the same period in fiscal year 2006, a decrease of 19.9%. Home closings decreased in all markets as compared to the same period in the prior year, with the exception of Tampa. The average sales price of homes closed increased by 7.4% to $292,000 as compared to $272,000 for the prior year period due to the Company closing more homes in the higher priced single family product in Orlando and Atlanta. Since land sales are incidental to the Company’s business of building and selling homes, the Company generally sells only parcels of land and finished lots that do not fit with its home development program. The decrease in land sales revenue of 98%, or $6.9 million, was a result of the Company having identified a larger number of parcels of land and finished lots that did not fit with its home development program during the three months ended February 28, 2006 as compared to the three months ended February 28, 2007.
Revenues decreased by $7.3 million or 1.7% for the nine months ended February 28, 2007, as compared to the same period in the prior fiscal year. The Company closed 1,440 homes in the nine months ended February 28, 2007, compared to 1,476 home closings in the same period in fiscal year 2006, a decrease of 2.4%. Home closings decreased in all markets as compared to the same period in the prior year with the exception of Orlando, Phoenix and Tampa, which experienced increases in home closings of 2.9%, 25.7% and 100%, respectively as a result of closing the strong backlog levels remaining in these markets at the beginning of the fiscal year. The average sales price of homes closed increased by 6.8% to $283,000 as compared to $265,000 for the prior year due to the Company closing more homes in the single family product in Phoenix offset in part by an increase in homes closed in the condominium product in Orlando, which carries a lower average price point than the Company’s single-family product. This increase in home sales revenue was offset by a decline in land sales revenue in the nine months ended February 28, 2007, of $23.3 million or 76.0%. The decrease in land sales revenue was a result of the Company having identified fewer parcels of land and finished lots that did not fit with its home development program during the nine months ended February 28, 2007, as compared to the prior fiscal year.
Gross Margins. Home gross margins were 18.4% for the three months ended February 28, 2007, compared with 23.8% in the same period a year ago. The decline in home gross margins for the three months ended February 28, 2007 as compared to the same period a year ago resulted from the use of increased sales incentives on home closings during the quarter and the recognition of $1.8 million in impairment losses on land owned in Atlanta.
Home gross margins were 17.8% for the nine months ended February 28, 2007, compared with 22.1% in the same period a year ago. The decline in home gross margins for the nine months ended February 28, 2007 as compared to the same period a year ago resulted from the use of increased sales incentives on home closings during the period and the recognition of $11.3 million in impairment losses on land owned, primarily in Phoenix, Tampa and Atlanta.
Future home gross margins may be impacted by, among other things, continued high levels of sales incentives and cancellations, increases in the costs of material and labor used to develop our land and to build our homes to the extent that market conditions prevent the recovery of increased costs through higher selling prices, adverse weather, the impact of changes in the demand for new homes in our markets and other general risk factors.
Sales & Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $7.9 million during the three-month period ended February 28, 2007, compared to $8.2 million in the three-month period ended February 28, 2006. The decrease of 3.7%, or $0.3 million, was primarily due to decreased commissions related to lower home closings in many of the Company’s markets as compared to the same period in the prior fiscal year.

Sales and marketing expenses totaled $25.1 million during the nine months ended February 28, 2007, compared to $22.9 million in the nine months ended February 28, 2006. The increase of 9.6%, or $2.2 million, was primarily due to increased advertising expenses in many of the Company’s markets due to increases in marketing efforts by the Company in response to recent industry conditions.
General & Administrative Expenses. General and administrative expenses, including related party expenses, totaled $9.4 million in the three months ended February 28, 2007, compared with $11.1 million in the three months ended February 28, 2006. The reduction is a result of the combination of overhead reductions in all of our markets and reduced bonus accruals on lower levels of income. General and administrative expenses, including related party expenses, totaled $30.6 million in the nine months ended February 28, 2007, compared with $29.3 million in nine months ended February 28, 2006. The increase of $1.3 million represents a 4.4% growth in these costs. These costs were driven primarily by the investment in start-up operations in Tampa and Denver offset in part by cost savings from recent staff reductions.
Net Income. As compared to the three month period ended February 28, 2006, net income in the three months ended February 28, 2007, decreased 64.5% or $11.2 million. The decrease resulted primarily from the reduction in homes closed and the income derived from those home closings, the decrease in land sale income as a result of the Company having identified fewer parcels of land and finished lots that did not fit with its home development program during the three months ended February 28, 2007 as compared to the same period in fiscal year 2006 and the recognition of $1.8 million in impairment losses on land owned. Total sales and marketing expenses decreased $0.3 million due primarily to decreased commissions related to lower home closings. General and administrative and related party expenses decreased $1.7 million during the period. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s development joint ventures and the Company’s mortgage and title joint ventures in which the Company has 49% ownership interests, increased $0.3 million due primarily to increased earnings from the Company’s mortgage joint venture.
As compared to the nine month period ended February 28, 2006, net income in the nine months ended February 28, 2007, decreased 57.1% or $27.6 million. The decrease resulted primarily from the decrease in home closings this fiscal year as compared to fiscal year 2006, the decrease in land sale income and the recognition of $11.3 million in impairment losses on land owned. Total sales and marketing expenses increased $2.2 million due primarily to an increase in advertising expenses. General and administrative and related party expenses increased $1.3 million during the period as a result of the growth in operations in the Company’s newer divisions of Denver and Tampa. Earnings from unconsolidated entities, which represent earnings primarily from the Company’s development joint ventures and the Company’s mortgage and title joint ventures in which the Company has 49% ownership interests, increased $0.5 million due primarily to increased earnings from the Company’s mortgage joint venture.
The following table summarizes total revenue by reportable segment for the three months ended February 28, 2007 and 2006 (dollars in thousands).

	Three Months Ended
	February 28,		Change
	2007	2006	Amount	%
Total Revenues
Homebuilding
East	$72,510	$72,590	$(80)	—
West	56,875	84,931	(28,056)	-33%

Total Homebuilding	129,385	157,521	(28,136)	-18%

Corporate	41	52	(11)	-21%

Consolidated	$129,426	$157,573	$(28,147)	-18%

Gross Profit
Homebuilding
East	$14,177	$20,045	$(5,868)	-29%
West	9,681	17,839	(8,158)	-46%

Total Homebuilding	23,858	37,884	(14,026)	-37%

Corporate	41	51	(10)	-20%

Consolidated	$23,899	$37,935	$(14,036)	-37%

	Three Months Ended
	February 28,		Change
	2007	2006	Amount	%
Homes Closed
Homebuilding
Atlanta	114	156	(42)	-27%
Orlando	90	95	(5)	-5%
Tampa	28	—	28	100%

East	232	251	(19)	-8%

Dallas	89	135	(46)	-34%
Houston	81	105	(24)	-23%
Phoenix	40	61	(21)	-34%
Denver	—	—	—	—

West	210	301	(91)	-30%

Total Homebuilding	442	552	(110)	-20%

Average sales price per home closed
Homebuilding
Atlanta	$268	$235	$33	14%
Orlando	$334	$303	$31	10%
Tampa	$425	$303	$122	40%

East	$313	$261	$52	20%

Dallas	$240	$212	$28	13%
Houston	$239	$228	$11	5%
Phoenix	$393	$526	$(133)	-25%
Denver	$—	$—	$—	—

West	$269	$281	$(12)	-4%

Total Homebuilding	$292	$272	$20	7%

Homebuilding East: Revenues decreased slightly for the three months ended February 28, 2007 to $72.5 million from $72.6 million in the same period in the prior year. The decrease in revenues was primarily due to a decrease in land sales revenue from $7.0 million to $0.0 million and an 8% decrease in the number of homes closed, which was partially offset by a 20% increase in the average sales price of homes closed. Homes closed in Atlanta decreased 27% due to continued weakening in the demand for new homes in the market. Homes closed in Orlando decreased 5% and homes closed in Tampa increased because the division had its first closings during the fourth quarter of fiscal year 2006. Since land sales are incidental to the Company’s business of building and selling homes, the Company generally sells only parcels of land and finished lots that do not fit with its home development program. The decrease in land sales revenue of $7.0 million was a result of the Company not having identified any parcels of land and finished lots that did not fit with its home development program during the three months ended February 28, 2007.
Gross profit decreased $5.9 million, or 29%, for the three months ended February 28, 2007, compared to the same period in the prior year. Gross profit decreased for the three months ended February 28, 2007 primarily as a result of increased sales incentives offered to homebuyers, $1.8 million of inventory valuation adjustments in Atlanta during the quarter and a decrease in gross profit from land sales of $2.1 million. Gross margins were 19.6% for the three months ended February 28, 2007, compared to 27.6% for the same period in the prior year.
Homebuilding West: Revenues decreased 33% for the three months ended February 28, 2007 to $56.9 million from $84.9 million in the same period in the prior year. The decrease in revenues was primarily due to the 34% decrease in the number of homes closed in Dallas, the 23% decrease in the number of homes closed in Houston, and the 34% decrease in homes closed in Arizona. The average sales price of homes delivered decreased 25% in Phoenix due to a decrease in the number of homes closed in higher priced communities.
Gross profit decreased $8.2 million, or 46%, for the three months ended February 28, 2007, compared to the same period in the prior year. Gross profit decreased for the three months ended February 28, 2007 primarily as a result of increased sales incentives offered to homebuyers and an increase in gross profit from land sales of $0.2 million. Gross margins were 17.0% for the three months ended February 28, 2007, compared to 21.0% for the same period in the prior year.
The following table summarizes total revenue by reportable segment for the nine months ended February 28, 2007 and 2006 (dollars in thousands).

	Nine Months Ended
	February 28,		Change
	2007	2006	Amount	%
Total Revenues
Homebuilding
East	$177,611	$193,002	$(15,391)	-8%
West	237,744	229,611	8,133	4%

Total Homebuilding	415,355	422,613	(7,258)	-2%

Corporate	150	157	(7)	-4%

Consolidated	$415,505	$422,770	$(7,265)	-2%

Gross Profit
Homebuilding
East	$36,081	$58,185	$(22,104)	-38%
West	41,457	44,686	(3,229)	-7%

Total Homebuilding	77,538	102,871	(25,333)	-25%

Corporate	150	157	(7)	-4%

Consolidated	$77,688	$103,028	$(25,340)	-25%

Homes Closed
Homebuilding
Atlanta	321	371	(50)	-13%
Orlando	246	239	7	3%
Tampa	39	—	39	100%

East	606	610	(4)	-1%

Dallas	336	366	(30)	-8%
Houston	278	325	(47)	-14%
Phoenix	220	175	45	26%
Denver	—	—	—	—

West	834	866	(32)	-4%

Total Homebuilding	1,440	1,476	(36)	-2%

Average sales price per home closed
Homebuilding
Atlanta	$280	$256	$24	9%
Orlando	$295	$283	$12	4%
Tampa	$388	$—	$388	100%

East	$293	$266	$27	10%

Dallas	$231	$217	$14	6%
Houston	$224	$226	$(2)	1%
Phoenix	$409	$434	$(25)	-6%
Denver	$—	$—	$—	—

West	$276	$264	$12	5%

Total Homebuilding	$283	$265	$18	7%

Homebuilding East: Revenues decreased for the nine months ended February 28, 2007 to $177.6 million from $193.0 million in the same period in the prior year. The decrease in revenues was primarily due to a decrease in land sales revenue of $30.5 million and an 1% decrease in the number of homes closed which was partially offset by a 10% increase in the average sales price of homes closed. Homes closed in Atlanta decreased 13% due to continued weakening in the market. Homes closed in Orlando increased 3% and homes closed in Tampa increased because the division had its first closings during the fourth quarter of fiscal year 2006. Since land sales are incidental to the Company’s business of building and selling homes, the Company generally sells only parcels of land and finished lots that do not fit with its home development program. The decrease in land sales revenue of $30.5 million was a result of the Company not having identified any parcels of land and finished lots that did not fit with its home development program during the nine months ended February 28, 2007.
Gross profit decreased $22.1 million, or 38%, for the nine months ended February 28, 2007, compared to the same period in the prior year. Gross profit decreased for the nine months ended February 28, 2007 primarily as a result of increased sales incentives offered to homebuyers, $4.0 million of inventory valuation adjustments, and a decrease in gross profit from land sales of $16.1 million. Gross margins were 20.3% for the nine months ended February 28, 2007, compared to 25.3% for the same period in the prior year.
Homebuilding West: Revenues increased 4% for the nine months ended February 28, 2007 to $237.7 million from $229.6 million in the same period in the prior year. The increase in revenues was primarily due to an increase in land sales revenue of $7.2 million and a 26% increase in the number of homes closed in Phoenix, which was partially offset by decreases in the number of homes closed in Dallas and Houston. The average sales price of homes closed increased 6% and 1% in Dallas and Houston, respectively. The average sales price decreased 6% in Phoenix due to a decrease in the number of homes closed in higher priced communities.
Gross profit decreased $3.2 million, or 7%, for the nine months ended February 28, 2007, compared to the same period in the prior year. Gross profit decreased for the nine months ended February 28, 2007 primarily as a result of a decrease in the number of homes closed and increased sales incentives offered to homebuyers and $7.3 million of inventory valuation adjustments, which was partially offset by an increase in land sales gross profit of $4.8 million. Gross margins were 17.4% for the nine months ended February 28, 2007, compared to 19.5% for the same period in the prior year.
The following table summarizes net new home orders by reportable segment for the three and nine months ended February 28, 2007 and 2006.

	Three Months Ended				Nine Months Ended
	February 28,		Change		February 28,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Net new home orders
Homebuilding
Atlanta	72	103	(31)	-30%	259	385	(126)	-33%
Orlando	67	119	(52)	-44%	141	313	(172)	-55%
Tampa	18	23	(5)	-22%	43	31	12	39%

East	157	245	(88)	-36%	443	729	(286)	-39%

Dallas	99	139	(40)	-29%	247	498	(251)	-50%
Houston	80	115	(35)	-30	282	310	(28)	-9%
Phoenix	97	91	6	7%	176	292	(116)	-40%
Denver	—	—	—	—	—	—	—	—

West	276	345	(69)	-20%	705	1,100	(395)	-36%

Total Homebuilding	433	590	(157)	-27%	1,148	1,829	(681)	-37%

Cancellation rate	26%	20%	6%		31%	18%	13%
The following table below sets forth information relating to backlog by reportable segment.

	February 28,	May 31,	February 28,
	2007	2006	2006
Backlog (units) at end of period:
Homebuilding
Atlanta	141	203	274
Orlando	238	343	446
Tampa	39	35	31

East	418	581	751

Dallas	201	290	363
Houston	173	169	193
Phoenix	165	209	380
Denver	—	—	—

West	539	668	936

Total Homebuilding	957	1,249	1,687

Sales value of backlog at end of period (dollars in thousands)
Homebuilding
Atlanta	$41,065	$54,790	$71,050
Orlando	79,588	109,705	136,911
Tampa	14,516	13,852	11,298

East	135,169	178,347	219,259

Dallas	43,373	67,052	79,251
Houston	38,418	37,433	40,677
Phoenix	53,412	97,074	181,318
Denver	—	—	—

West	135,203	201,559	301,246

Total Homebuilding	$270,372	$379,906	$520,505

	February 28,	May 31,	February 28,
	2007	2006	2006
Active communities at end of period:
Homebuilding
Atlanta	10	9	11
Orlando	7	7	7
Tampa	3	2	2

East	20	18	20

Dallas	12	13	15
Houston	9	12	11
Phoenix	8	8	8
Denver	—	—	—

West	29	33	34

Total Homebuilding	49	51	54

Net New Home Orders and Backlog. Net new home orders for the three and nine months ended February 28, 2007, were 433 and 1,148, respectively, representing decreases of 26.6% and 37.2%, respectively, as compared to the same periods a year ago. The decrease in net new home orders resulted from the general slowdown that the homebuilding industry has experienced and continues to experience. This slowdown, which first impacted the Company during the third quarter of fiscal year 2006, has continued throughout the first nine months of fiscal year 2007 and into the fourth quarter of fiscal year 2007.
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
Net new home orders declined in each of our markets during the three months ended February 28, 2007 as compared to the same period in the prior fiscal year, with the exception of Phoenix which experienced an increase in orders of six homes. The overall decline in net new home orders was due in part to increases in our cancellation rate, as well as increases in competition resulting from increased supply of new and used homes for sale on the market. The Company has increased sales incentives and reduced sales prices in an effort to maintain existing backlog and improve the net new home order results.
Backlog as of February 28, 2007, was 957 orders, a decrease of 43.3% as compared to February 28, 2006 and a decrease of 23.4% as compared to May 31, 2006. The Company’s backlog of 957 orders represents approximately $270.4 million in sales value and a decrease in the sales value of backlog of $250.1 million or 48.0% at the end of the current period as compared to February 28, 2006, and a decrease of approximately $109.5 million or 28.8% compared to May 31, 2006. This backlog provides the Company with visibility towards future homes sales revenues, gross margins and earnings and enables the Company’s management to better plan for community development and supply purchases. However, gross margins and earnings could be affected by changes in the costs of raw materials used in construction of the Company’s homes. For example, increases in the costs of raw materials for homes in backlog would decrease the expected earnings on these homes upon closing.
The Company experienced a cancellation rate of gross new home orders in the three and nine months ended February 28, 2007, of 26% and 31%, respectively, compared to our historical cancellation rates in the 15% — 20% range. In some instances, homebuyers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for mortgage financing or under certain other circumstances. The continued high level of cancellations in the marketplace has resulted from, among other things, tightened mortgage lending standards and a general reduction in the demand for new homes coupled with the exit of speculators from the new home market which has created a high level of supply of new and used homes on the market. Revenue is not recognized on net new home orders under sales contracts until the sales are closed and title passes to the new homeowners. The increase in the cancellation rate of gross new home orders has created uncertainty regarding the number of units in the Company’s backlog that will close under existing sales contracts during fiscal year 2007. We expect, assuming no additional significant change in market conditions or mortgage interest rates, to close approximately 40% — 50% of our backlog during the fourth quarter of fiscal year 2007.
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
As of February 28, 2007, the Company’s ratio of total debt to total capitalization was 55.0%, compared to 51.5% as of May 31, 2006. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity). Total debt to capitalization increased as a result of increased inventory levels due primarily to the development of land in all of our markets and to a lesser extent an increase in work in process resulting in the incurrence of debt during the nine months ended February 28, 2007.
Operating Cash Flow. During the nine months ended February 28, 2007, the Company generated approximately $2.9 million in cash from operating activities as a result of net income of $20.7 million, adjustment for non-cash impairment losses recognized of $11.3 million and decreases in accounts receivable of $11.6 million which were partially offset by a $36.9 million increase in spending on inventory supply for future growth and decreases in accounts payable of $10.3 million.
During the nine months ended February 28, 2006, the Company used approximately $73.0 million in cash from operating activities as a result of a $150.7 million increase in spending on inventory supply for future growth, which was partially offset by net income of $48.3 million and decreases in accounts receivable and increases in customer deposits and accounts payable.
Investing Cash Flow. Cash used in investing activities totaled $3.7 million for the nine months ended February 28, 2007 as compared to $9.6 million for the nine months ended February 28, 2006, which was due to a decrease of $2.3 million in investments in unconsolidated entities, as compared to the same period in the prior fiscal year, and a $3.5 million decrease in investments in property and equipment, as compared to the same period in the prior fiscal year.
Financing Cash Flow. Net cash provided by financing activities totaled $0.7 million in the nine months ended February 28, 2007. The Company incurred borrowings under its senior unsecured credit facility of $141.5 million, made repayments of amounts outstanding under its senior unsecured credit facility of $116.6 million and made distributions of $23.8 million to its members for the payment of federal and state income taxes and as general distributions of income.
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
Senior Unsecured Credit Facility. In December 2005, the Company entered into an amended senior unsecured credit facility. The amended senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the amended senior unsecured credit facility up to a maximum of $400.0 million. The amended senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. The maturity date of the amended senior unsecured credit facility was initially January 19, 2010. However, once during each fiscal year (i.e., June 1-May 31) the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges and to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0% or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011. At February 28, 2007, the Company had outstanding under this facility borrowings of $87.8 million and available borrowing capacity of $189.6 million, net of letters of credit, as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. The amended senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; requiring the Company to maintain a ratio of consolidated total liabilities to adjusted net worth not in excess of 2.25x; requiring the Company to maintain an interest coverage ratio of at least 2.5x; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of the Company’s unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s ratio of debt to adjusted tangible net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at February 28, 2007, was approximately 6.6%. As of and for the nine months ended February 28, 2007, the Company was in compliance with the covenants under this facility.
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

CRITICAL ACCOUNTING POLICIES
Our accounting policies have been chosen based upon current authoritative literature that collectively comprises GAAP for companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the period presented in the financial statements.
Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with GAAP, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Except as described below, our critical accounting policies have not changed from those disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006. For a full discussion of our critical accounting policies, please see our Form 10-K filed with the Securities and Exchange Commission on August 10, 2006.
Inventories and Cost of Sales. Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions, after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value, which is determined based on management’s estimate of future revenues and costs that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ.
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
When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month we record as a liability and a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed as of the end of that month.
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
Each reporting period, we review all components of inventory in accordance with SFAS No. 144, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the fair value of the community from the carrying value of the community.
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community may not be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.
The Company has recorded $1.8 million of impairment losses on land owned in Atlanta during the quarter ended February 28, 2007 as compared to no impairment losses in the comparable quarter of fiscal year 2006. The Company recorded impairment losses of $1.9 million in Atlanta, $1.4 million in Dallas, $5.9 million in Phoenix and $2.1 million in Tampa for the nine months ended February 28, 2007 as compared to no impairment losses for the nine month period ended February 28, 2006. The Company does not currently anticipate additional impairment losses to be recorded in the fourth quarter of fiscal year 2007 under current market conditions; however, should the level of sales incentives utilized to maintain sales absorption increase or the monthly rate of sales decrease, as well as changes in other factors affecting fair value, such as decreases in sales prices or increases in construction costs, additional impairment losses could occur in any or all of the Company’s markets.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE
CONTRACTUAL COMMITMENTS
The Company’s primary contractual cash obligations for its operations are payments under its debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require the Company to purchase land contingent upon the land seller meeting certain obligations. The Company expects to fund its contractual obligations in the ordinary course of business through its operating cash flows and senior unsecured credit facility. As of February 28, 2007, the Company’s contractual obligations have not changed materially from those reported in the footnotes to the Company’s audited consolidated financial statements for the fiscal year ended May 31, 2006 and as reported in the Company’s Form 10-K for the fiscal year then ended with the Securities and Exchange Commission on August 10, 2006.
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
Under option contracts without specific performance provisions, the Company’s liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. Amounts subject to forfeiture under option contracts without specific performance obligations, at February 28, 2007, aggregated approximately $3.7 million. The amounts, net of cash deposits, committed under all option contracts without specific performance provision at February 28, 2007 were $51.7 million.
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
In applying the provisions of FIN 46R, the Company evaluates those land and lot option purchase contracts with variable interest entities to determine whether the Company is the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if the Company is the primary beneficiary of an entity with which the Company has entered into a land or lot option purchase contract, the variable interest entity is consolidated.
The consolidation of these variable interest entities added $7.5 million, $6.4 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at February 28, 2007 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
The Company participates in a number of land development entities with equity investments of 50% or less and does not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. The Company accounts for its interest in these entities under the equity method. The Company’s share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.5 million and $3.6 million at February 28, 2007 and May 31, 2006, respectively.
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
The Company is exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, the Company has entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of February 28, 2007, the Company has not entered into any interest rate swap agreements. The Company does not enter into or hold derivatives for trading or speculative purposes. As of February 28, 2007, the Company had a total of $87.8 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate.
  Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of February 28, 2007, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, as of February 28, 2007, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.
Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for purposes of ensuring that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
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

There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 1A. Risk Factors
The information set forth below updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.
The homebuilding industry historically has been cyclical and is now experiencing the first downturn in a number of years. Continuation of this downturn may result in continuing reduction in our operating revenues and lower net income.
The housing industry historically has been cyclical and has been affected significantly by adverse changes in consumer confidence levels and prevailing general and local economic conditions, including interest rate levels. These changes in economic conditions have in the past resulted in more caution on the part of potential purchasers of our homes and consequently resulted in a decline in our home sales. Beginning in 2006, the homebuilding industry began experiencing the first downturn in a number of years and it has continued into 2007 resulting in a significant decline in demand for newly built homes in many of our markets. Significant drivers of these economic conditions in this cycle have involved, among other things, a decline in demand in our markets due to changes in consumer confidence in the real estate market, increased inventory of new and used homes for sale and resulting increases in cancellation rates in most of our markets, pricing pressures resulting from the imbalance between supply and demand and the recent collapse of the sub-prime lending industry that financed a significant number of home sales over the last four years. These factors have had an impact on our operating performance, and have caused our operating revenues to decline. We have no basis for predicting how long demand and supply will remain out of balance in our markets and whether, once the market stabilizes, sales volumes or pricing will return to prior levels. While the factors discussed above may have an impact on the homebuilding industry generally, if they continue to put pressure on the homebuilding industry they may have a more significant impact on us compared to certain of our competitors because our operations are concentrated in fewer geographic markets.
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
Robert Salomon
Chief Financial Officer
Date: April 16, 2007

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