Form 10-K
period 2007-05-31
Ashton Woods USA L.L.C.
filed 2007-07-19
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Ashton Woods USA L.L.C.
FORM 10-K
For the fiscal year ended May 31, 2007

PART I
Item 1. Business
Introduction
     We are one of the largest private homebuilders in the United States based on number of home closings and revenues. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. These cities represent seven of the 20 largest new residential housing markets in the United States according to the U.S. Census Bureau. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction. We have received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and we were ranked in the top 13% of all homebuilders nationally in customer satisfaction in 2006 and 2005 by an independent nationally recognized survey company not affiliated with us.
BUSINESS STRATEGY
     Provide Our Customers with Superior Value, Quality and Customer Service. Based on the awards we have received, we believe we are recognized for building homes that offer superior design, excellent quality and outstanding value. We believe that our rigorous focus on value, quality and customer service provides us with an important competitive advantage which can enable us to increase our sales and enhance our profitability. We perform comprehensive research of homebuyer preferences and utilize the services of award-winning outside architectural firms to provide our customers with attractive, well designed homes, consistent with the tastes and trends in each of our markets. We offer our homebuyers the opportunity to personalize their new homes in our state-of-the-art Ashton Woods Homes Design Centers in Atlanta, Dallas, Houston, Tampa and Orlando, or in our fully decorated model homes in each of our communities. We instill in all our employees the importance of high quality and superior customer service through extensive in-house training, as well as through a compensation structure directly tied to our J.D. Power customer satisfaction results.
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
     The entities sponsoring these awards are trade organizations. Although we, along with other homebuilders, are members in the organizations sponsoring these awards, we do not have an ownership interest in and are not otherwise affiliated with the award sponsors. Additionally, we were the only homebuilder to receive a five-star rating for home design in Atlanta from J.D. Power, where we were also awarded Highest in Customer Satisfaction with New Homebuilders by J.D. Power in 2005 and 2004. Our commitment to customer service has been further recognized in a nationwide survey, where we ranked in the top 13% of homebuilders nationally in 2006 and 2005. We intend to continue to increase sales and profitability by continuing to provide superior values, quality and customer service.
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
     Leverage Our Product, Customer and Geographic Diversification. We offer a broad portfolio of products including single-family detached homes, townhomes and stacked-flat condominiums, designed for and marketed to first-time buyers and first- and second-time move-up buyers. We operate or are initiating operations in seven geographically diverse markets. Our product, customer and geographic diversification enables us to balance dynamic market conditions, enhance financial stability and reduce our exposure to any specific market or homebuyer segment. Single-family detached homes, townhomes, stacked-flat condominiums and active adult communities accounted for 80%, 13%, 6% and 1%, respectively, of our net new home orders for the fiscal year ended May 31, 2007, and 72%, 14%, 13% and 1%, respectively, of our net new home orders for the fiscal year ended May 31, 2006. We capitalize on our broad product portfolio by targeting a diversified customer base. We estimate that first-time buyers, and first- and second-time move-up buyers accounted for 31%, 42% and 27%, respectively, of our net new home orders during the fiscal year ended May 31, 2007 and 37%, 41% and 22%, respectively, of our net new home orders during the fiscal year ended May 31, 2006.
     We believe we are able to successfully leverage our market presence in our existing markets and enhance our product offerings. We believe we are able to appeal to a broader group of homebuyers and enhance our growth without a significant increase of overhead costs. This strategy has proven successful as we build mult-family product lines, such as townhomes and stacked-flat condominiums, in many of our markets along with an active adult line targeted to buyers over 55 years of age in Atlanta. We intend to continue to leverage our product, customer and geographic diversification to enhance our growth prospects and profitability while maintaining a conservative financial profile.
     Pursue Disciplined Expansion in Large, High Growth Markets. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa, seven of the 21 largest new residential housing markets in the United States by single-family housing starts. Enhancing our product and price point portfolio in each of our existing markets is central to our growth strategy. We perform extensive research, including customer focus groups, to determine demand for additional product offerings in each of our markets. We target the homebuyer segments with the most attractive demand and supply characteristics, which we identify with the help of proprietary market studies analyzing economic and demographic trends and the competitive environment. We believe our existing markets offer attractive long-term growth opportunities. We further believe we have demonstrated our ability to effectively compete and succeed in our markets through our expansion into townhomes, stacked-flat condominiums and an active adult line in certain of our markets.
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
     Manage Inventory Risk and Maintain Conservative Financial Profile. We operate with a conservative approach to financial and inventory management, maintaining prudent leverage and substantial liquidity. We have a disciplined land acquisition process with strict financial hurdles. All land purchases must be approved by our Chief Executive Officer and our Chief Financial Officer. We target a four-year supply of land, achieving a balance of land owned and developed for our own use, and additional lots controlled through option contracts. As of May 31, 2007, our supply of land controlled for use in our homebuilding operations was 3.3 years, consisting of a 2.4-year supply of owned land and a 0.9-year supply of land controlled through option contracts. Additionally, we actively manage our housing inventory by pre-selling substantially all of our homes prior to starting construction, limiting our inventory risk and minimizing our construction cycles. Limitations on the number of speculative units are approved at the corporate level. As of May 31, 2007, we had only 93 completed but unsold homes among our 44 active communities. Our disciplined strategy enables us to maintain a conservative leverage and liquidity profile. As of May 31, 2007, our total debt to total capitalization was 52.1%, and we had $193.5 million available for borrowing under our senior unsecured credit facility. We intend to continue to deploy our capital prudently and efficiently and to maintain a conservative inventory and financial profile.
     Leverage Our Highly Experienced Management Team. We benefit from a strong and experienced senior management team, with our executive officers averaging more than 15 years of experience in the homebuilding industry. Thomas Krobot, our Chief Executive Officer, has over 35 years of industry experience and has been with our company since 1995. Robert Salomon, our Chief Financial Officer, has approximately 15 years of industry experience and has been with us since 1998. Mark Thomas, our Senior Vice President, has approximately 11 years of industry experience and joined us in 2006. In addition to our seasoned senior management team, we have an outstanding group of division presidents who manage our individual markets. Each division president brings substantial industry knowledge and deep market expertise, with an average of approximately 16 years of experience in new residential construction.
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
MARKETS AND PRODUCTS
     We operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. We evaluate a number of factors in determining which geographic markets to enter. We analyze economic and real estate conditions by evaluating such statistical information as the historical and projected population growth, the number of new jobs created and projected to be created, the number of housing starts in previous periods, building lot availability and price, housing inventory, competitive environment, and home sale absorption rates.
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
     While we develop single-family detached homes in all of our markets, townhomes are currently only offered in Atlanta, Orlando, Denver and Dallas. In addition, in 2005, we began developing stacked-flat condominiums in the Atlanta and Orlando markets, which we believe will further diversify our product portfolio and appeal to a broader base of customers. For the fiscal year ended May 31, 2007, our homebuilding revenue was comprised of single-family detached homes (76% of revenues), townhomes (10% of revenues) and condominiums (14% of revenues).
     Our single-family detached homes range in price from $130,000 to over $650,000, and our townhomes range in price from $180,000 to over $400,000. Stacked-flat condominiums have prices ranging from $200,000 to over $230,000.
     As of May 31, 2007, we had 44 active communities in our existing markets, comprised of 33 single-family detached home communities, seven townhome communities, three stacked-flat condominium communities and one active adult single-family detached home community.
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

LAND ACQUISITION AND DEVELOPMENT
     Our land strategy is to maintain a four-year land supply, based on homes closed during the last twelve months, which may fluctuate based on improving or declining market conditions. We believe that our attractive land positions in our markets will enable us to continue to maintain market share in the current homebuilding environment and to increase our residential production when the homebuilding market improves. As of May 31, 2007, we had a land supply for use in our homebuilding operations of approximately 3.3 years, consisting of a 2.4-year supply of owned land and a 0.9-year supply of land controlled through option contracts.
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
     Our land development activities in Denver consist of the development of custom lots for sale to third party custom builders in Parker, Colorado, which is southeast of Denver. As of May 31, 2007, we had 239 lots held for development during the coming fiscal years for sale to third parties.
     We believe that we have significant land development expertise which we will continue to leverage in developing land for our own use. However, we do not plan to engage in land development for sale to third parties as a significant aspect of our business in the future.
     We acquire land through purchases, rolling option contracts and joint ventures with other builders or developers. We acquire approximately one-fourth to one-third of our land through rolling option contracts, which allow us to control lots and land without incurring the risks of land ownership or financial commitments other than relatively small non-refundable deposits. We enter into option contracts with third parties to purchase finished lots generally as home construction begins. These contracts are generally non-recourse and require non-refundable deposits of 2% to 15% of the sales price. As of May 31, 2007, we had $4.4 million in non-refundable deposits on real estate under option or contract. As of May 31, 2007, we had 6,419 lots under control for use in our homebuilding operations, 4,580 of which are owned by us and 1,839 or 28.6%, of which are available to us through rolling options. As of May 31, 2007, we had no commitments under option contracts with specific performance obligations. Once we acquire land, we generally initiate development through contractual agreements with local subcontractors. These activities include site planning, engineering and home construction, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements.
The following table presents information regarding land owned and land under option by market as of May 31, 2007:

		Lots Under
	Finished	Development	Raw Land	Total Lots	Lots Under	Total Lots
Market	Lots	(# of lots)	(# of lots)	Owned	Option*	Controlled

Atlanta	305	313	—	618	179	797
Dallas	560	144	—	704	578	1,282
Houston	135	604		739	848	1,587
Orlando	473	512	110	1,095	156	1,251
Phoenix	74	796	—	870	—	870
Tampa	300	201	—	501	—	501
Denver	53	—	—	53	78	131

Total	1,900	2,570	110	4,580	1,839	6,419
Percentage of total lots controlled	29.60%	40.04%	1.71%	71.35%	28.65%	100%

*	Includes (i) options under agreements with unrelated third parties and related parties, (ii) options under agreements with joint ventures with unrelated third parties and related parties, and (iii) 198 lots in Houston held by a joint venture with an unrelated third party that is managed by us and as to which option agreements do not yet exist. All of the controlled lots held by joint ventures described below under “Joint Ventures” are included in “Lots under option”. Additionally, we own 239 lots of raw land and land under development in Denver that are not anticipated to be used in our homebuilding operations.
JOINT VENTURES
     Occasionally, we use partnerships or joint ventures to purchase and develop land where these arrangements are economically advantageous. As of May 31, 2007, we controlled 518 lots for future use by our homebuilding operations through joint ventures with unrelated third parties. We anticipate continuing to form new partnerships or joint ventures in the future where economically advantageous.
LETTERS OF CREDIT AND SURETY BONDS
     We are frequently required, in connection with the development of our projects, to obtain letters of credit and surety bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any letters of credit or surety bonds are drawn upon, we would be obligated to reimburse the issuer of such letters of credit or surety bond. As May 31, 2007, we had outstanding $21.3 million of letters of credit and surety bonds related to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or surety bonds will be drawn upon.
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
     We normally build, decorate, furnish and landscape between one and four model homes for each project and maintain on-site sales offices. As of May 31, 2007, we maintained 129 model homes, all of which were owned.

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
     We generally sell our homes through commissioned employees. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and to assist them with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules and marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law.
     We sometimes use various sales incentives in order to attract homebuyers. The sales incentives come in several forms, including sales price reductions, reductions in the prices of options or upgrades for their homes and the payment of certain closing costs and other mortgage financing programs. These sales incentives are included in the contract price and do not require our continuing involvement after the home is closed and title passes to the homebuyer. The decision to offer incentives and the type of incentives offered at any point in time are driven by market forces, including the marketing strategies of our competitors and will vary by market depending on the interests of target homebuyers, the features of the relevant communities and the competitive environment.
     Sales of our homes are made pursuant to home sale contracts the terms of which vary according to market practices and to the legal requirements of the markets in which they are used. Typically, each contract requires a deposit from the homebuyer, which may vary from one to 30 percent of the purchase price, according to product type and market practice. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract.
CUSTOMER FINANCING
     As part of our objective to make the home buying process more convenient and to increase the efficiency of our building cycle, we originate mortgages for our customers through Ashton Woods Mortgage, LLC, which is a joint venture with Wells Fargo Home Mortgage. It has a mortgage capture rate (representing the percentage of our homes closed with mortgages originated by Ashton Woods Mortgage, LLC) of more than 80.0% and does not retain or service the mortgages that it originates. Ashton Woods Mortgage, LLC provides mortgage origination services only, and it originates mortgage financing for qualified homebuyers for the ultimate purchase of our homes. Upon origination, the mortgages are sold concurrently to Wells Fargo Home Mortgage or other third party mortgage companies as deemed necessary by Wells Fargo Home Mortgage. We record Ashton Woods Mortgage, LLC’s earnings using the equity method of accounting, and its earnings are a component of the line item of “Earnings in unconsolidated entities’’ on our income statement.
TITLE SERVICES
     We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The title service companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners of these companies. The earnings from these title companies are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities’’ on our income statement.

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
     We record a liability of approximately 1.0% to 1.3% of the sales price of a home to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that warranty expenses generally fall within the amount established for such allowance.
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
     The demand for new housing is affected by consumer confidence levels and prevailing economic conditions generally, including employment and interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, the amount of resale housing inventory available in the market and the availability of and changes in mortgage financing programs.
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
     We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or “slow-growth’’ or “no-growth’’ initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Although in the future these laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas, these laws have not had a material effect on our capital expenditures, earnings and competitive position to date.

EMPLOYEES
     As of May 31, 2007, we employed 416 people, of whom 132 were sales and marketing personnel, 182 were executive, management and administrative personnel and 102 were involved in construction. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
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
     The housing industry historically has been cyclical and has been affected significantly by adverse changes in consumer confidence levels and prevailing general and local economic conditions, including interest rate levels. These changes in economic conditions have in the past resulted in more caution on the part of potential purchasers of our homes and consequently resulted in a decline in our home sales. Beginning in 2006 and continuing in 2007, the homebuilding industry has experienced the first downturn in a number of years resulting in a significant decline in demand for newly built homes in many of our markets. Significant drivers of these economic conditions in this cycle have involved, among other things, a decline in demand in our markets due to changes in consumer confidence in the real estate market, increased inventory of new and used homes for sale and resulting increases in cancellation rates in most of our markets, pricing pressures resulting from the imbalance between supply and demand and the recent collapse of the sub-prime lending industry that financed a significant number of home sales over the last four years. These factors have had an impact on our operating performance, and have caused our operating revenues to decline. We have no basis for predicting how long demand and supply will remain out of balance in our markets and whether, once the market stabilizes, sales volumes or pricing will return to prior levels. While the factors discussed above may have an impact on the homebuilding industry generally, if they continue to put pressure on the homebuilding industry they may have a more significant impact on us compared to certain of our competitors because our operations are concentrated in fewer geographic markets.
If the market value of our inventory drops significantly, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations and financial condition.
     We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. Because of deteriorating conditions in the homebuilding industry, we recognized asset impairment charges with respect to our inventories during fiscal years 2006 and 2007. If the market value of our inventory drops again in the future, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations and financial condition.
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
     Changes in employment levels could affect the number of people seeking new housing in one or more of our markets. Consequently, if there was an adverse change in employment levels in our markets, we may not reach our projected level of home sales, and we may have planned the construction of more homes than necessary resulting in a slowdown in the closing of our developments. Conversely, favorable changes in employment levels could result in unexpected increases in our revenues and earnings.
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
     Furthermore, in the future we may choose to enter new markets or expand operations in existing markets through acquisitions, and these acquisitions may result in the incurrence of additional debt. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct experience, and the potential loss of key employees of the acquired company.
Lack of greater geographic diversification could expose our business to increased risks if there are economic downturns in our markets.
     We have homebuilding operations in Atlanta, Dallas, Houston, Orlando, Phoenix, Tampa and Denver. We also have land operations in Denver and Orlando. Our operations in Atlanta, Orlando and Phoenix together provided 64.0% and 65.8% of our home building revenues for the fiscal years ended May 31, 2007 and 2006, respectively. Failure to be more geographically diversified could adversely impact us if the homebuilding business in our current markets, especially Atlanta, Orlando, and Phoenix should decline.
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
     We currently operate with a management team comprised of five executive officers and a single president overseeing each geographic market. Therefore, we rely heavily on each of these individuals for their expertise and understanding of our business operations and strategy. Our decision making process is generally concentrated among these individuals and is based on their skill and depth of knowledge of us and the homebuilding industry. If we are unable to retain any of these key employees, particularly Tom Krobot, Robert Salomon and Mark Thomas, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy. Further, the loss of one or more of these key employees would put additional strain on the existing management team to fill the vacancy until a replacement can be identified. Competition for qualified personnel in all of our operating markets is intense, and it could be difficult for us to find experienced personnel to replace our current employees, particularly our management team. Furthermore, a significant increase in the number of our active communities would place additional strain on the members of our management team and would necessitate the hiring of a significant number of additional personnel, including senior officers, who are in short supply in our markets, particularly with respect to individuals with significant homebuilding experience.
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
     Reduced numbers of home sales may force us to absorb additional costs which could have an adverse impact on our operating results and financial condition.
     We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs, which could have an adverse impact on our operating results and financial condition.
Increases in our cancellation rate could have a significant negative impact on our operating results.
     Our cancellation rate, which is the percentage of gross new home orders cancelled during a reporting period, increased significantly during fiscal years 2006 and 2007, compared with cancellation rates during fiscal years 2004 and 2005, which has negatively impacted the number of closed homes, net home orders, and home sales revenue and net income during fiscal year 2007. Continued high cancellation rates resulting from a number of factors, including, slower home price appreciation, increases in the supply of homes available to be purchased, higher mortgage interest rates, increased competition and adverse changes in economic conditions, could have a significant negative impact on our home sales revenue and result in lower net income or higher net loss in future reporting periods.
Item 1B. Unresolved Staff Comments
     Not applicable
Item 2. Properties
     We lease 6,284 square feet of office space in Atlanta, Georgia for our corporate offices. This lease expires in 2008. In addition, we lease 90,999 square feet of space for our operating divisions under leases expiring between 2007 and 2009. The leases have terms ranging from 12 months to 60 months, with various renewal options.
Item 3. Legal Proceedings
     From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
     We are a limited liability company, and all of our membership interests are owned by six families or family trusts related to the following individuals: Elly Reisman, Norman Reisman, Bruce Freeman, Seymour Joffe, Larry Robbins and Harry Rosenbaum. The owners control us through individual Nevada-based holding companies in which each family or family trust owns all of the equity interests. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information about the ownership of our membership interests. There is no established public trading market for our membership interests.
     Although we do not pay dividends to our members, we periodically make distributions to them for the payment of federal and state income taxes and as general distributions of our income. During the fiscal years ended May 31, 2007 and 2006, we distributed a total of $30.4 million and $37.3 million, respectively, to our members. In 2007 and 2006, $22.9 million and $25.1 million respectively, were related to the payment of income taxes and $7.5 million and $12.2 million respectively were general distributions. We are restricted in our ability to pay distributions under various covenants of our debt agreements.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial information for Ashton Woods USA L.L.C. for and as of each of the five fiscal years in the period ended May 31, 2007.

	Fiscal years ended May 31
	2007	2006	2005	2004	2003
	($ in thousands)
Statement of Earnings Data:
Revenues
Home sales	$572,166	$670,487	$461,322	$377,265	$287,178
Land sales	7,582	31,336	37,005	34,561	19,705
Other	1,242	1,167	1,279	974	703

	580,990	702,990	499,606	412,800	307,586

Cost of sales
Home sales	474,330	519,688	364,469	299,940	237,427
Land sales	3,444	15,711	17,183	23,249	15,920

	477,774	535,399	381,652	323,189	253,347

Gross profit
Home sales	97,836	150,799	96,853	77,325	49,751
Land sales	4,138	15,625	19,822	11,312	3,785
Other	1,242	1,167	1,279	974	703

	103,216	167,591	117,954	89,611	54,239

Expenses
Sales and marketing	34,766	35,413	26,503	23,809	18,730
General and administrative	39,625	40,678	27,725	19,228	15,815
Related Party	1,195	1,447	1,136	1,018	745
Franchise taxes	188	595	439	361	389
Depreciation and amortization	5,925	6,192	3,870	3,915	3,574

	81,699	84,325	59,673	48,331	39,253

Earnings in unconsolidated entities	3,166	3,205	1,571	1,259	1,523
Minority interest in earnings	—	—	(398)	(112)	(12)

Net income(1)	$24,683	$86,471	$59,454	$42,427	$16,497

Balance Sheet Data:
Cash and cash equivalents	$38	$181	$105	$625	$1,426
Inventory	378,938	393,939	255,993	205,684	196,920
Total assets	416,473	456,185	309,443	240,599	213,638
Total debt	188,039	189,691	110,535	89,568	108,718
Members’ equity	172,994	178,727	129,598	103,811	78,414

Supplemental Financial Data:
EBITDA(2)	$43,843	$102,295	$68,553	$52,525	$27,920
EBITDA margin(2)(3)	7.55%	14.55%	13.72%	12.72%	9.08%
Interest incurred(4)	$19,627	$15,347	$4,840	$4,932	$5,796
Total debt to EBITDA	4.29x	1.85x	1.61x	1.71x	3.89x
Total debt to total capitalization	52.1%	51.5%	46.0%	46.3%	58.1%

Operating Data:
Net new home orders (units)	1,564	2,328	2,230	2,135	1,331
Homes closed (units)(5)	1,992	2,413	1,894	1,697	1,241
Average sales price per home closed	$287	$278	$244	$222	$231
Backlog (units) at end of period	821	1,249	1,334	998	560
Sales value of backlog	$236,234	$379,906	$369,949	$240,346	$122,627

(1)	Because we are structured as a limited liability company, income tax obligations are paid by our members and are not borne by us. Therefore, our net income is higher than it would be if we were structured as a subchapter C corporation. However, historically we have made distributions to our members that include amounts necessary for them to pay income taxes attributable to them.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this report may not be comparable to similar presentations by others.

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

The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Fiscal years ended May 31
	2007	2006	2005	2004	2003
		($ in thousands)
Net income	$24,683	$86,471	$59,454	$42,427	$16,497
Franchise taxes	188	595	439	361	389
Depreciation and amortization	5,925	6,192	3,870	3,915	3,574
Interest expense in cost of sales	13,047	9,037	4,790	5,822	7,460

EBITDA	$43,843	$102,295	$68,553	$52,525	$27,920

In fiscal years 2007 and 2006, we recognized non-cash impairment charges of $18.8 million and $4.5 million respectively. Consequently, EBITDA during each of those years was reduced by these non-cash charges.

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
          We are one of the largest private homebuilders in the United States. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. These cities represent seven of the 21 largest new residential housing markets in the United States. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction. We have received numerous awards, including the 2005 and 2004 J.D. Power Award for Highest in Customer Satisfaction with New Homebuilders in Atlanta, and are ranked in the top 13% of all homebuilders nationally in customer satisfaction in 2006 and 2005 by a nationally recognized survey company not affiliated with us.
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
     We also conduct mortgage origination and title services for the benefit of our homebuilding operation. These ancillary services do not provide us with significant revenues and are carried out through separate jointly-owned entities, which are operated by our partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on our income statement. We have a 49.9% interest in an entity that offers mortgage financing to all of our buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies, and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners.
     The continued downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and net income for the fiscal year ended May 31, 2007, from the record levels achieved during the prior fiscal year.
•	Revenues decreased to $581.0 million for fiscal year 2007, as compared to $703.0 million for fiscal year 2006. The decrease in revenues was a direct result of the 17.4% decrease in homes closed to 1,992 in fiscal year 2007, as compared to 2,413 in fiscal year 2006.

•	Net income for fiscal year 2007 decreased to $24.7 million, a decrease of 71.5% compared to the prior fiscal year.

•	Net new home orders for fiscal year 2007 was 1,564 representing a decrease of 32.8% as compared to the prior fiscal year.
          The decline in net new home orders resulted from, among other things, the continued general reduction in the demand for new homes and the oversupply of new and used homes available for sale in the marketplace. The recent problems in the sub-prime mortgage lending market exacerbated the oversupply of new and used homes available for sale. Fewer potential homebuyers have been able to qualify for a mortgage loan as compared to a year ago resulting in a smaller pool of homebuyers and impacting the sale of existing homes by our move-up buyers.
               Throughout fiscal year 2007, we increased the sales incentives offered to homebuyers and increased marketing efforts to stimulate net new home orders and to maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for their homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. We believe that these incentives contributed to an improvement in our cancellation rate from 34% for the first six months of fiscal year 2007 to 29% for the final six months of fiscal year 2007. For the entire fiscal year our average cancellation rate was 31%.
               Management has been and continues to be committed to maintaining our conservative balance sheet practices through the strict control of speculative inventory and curtailment of land acquisition activities. We have focused our efforts on generating net new home sales through the continued use of sales incentives and an increase in our advertising efforts. As of May 31, 2007, we had 138 homes at various stages of completion (of which 93 homes were completed) for which we did not have a sales contract (“spec homes”) as compared to 129 total spec homes at the end of the prior year, of which 73 were completed. In addition, our desire to maintain a conservative balance sheet has resulted in a land supply under our historical four-year supply target as we have tightened our underwriting guidelines for new land acquisitions. As of May 31, 2007, our supply of land controlled for use in our homebuilding operations was 3.3 years, consisting of a 2.4 year supply of owned land and a 0.9 year supply of land controlled through option contracts. Management will continue to evaluate our land supply in relation to the overall health of the homebuilding environment and will adjust our land supply accordingly in the future.
               The homebuilding market continued to deteriorate throughout fiscal year 2007 and is in a significant downturn due in large part to the over supply of new and used homes for sale as compared to the demand for housing by potential homebuyers. We believe the continued high level of new and resale inventory available for sale in the market, the reduced level of consumer confidence and higher mortgage interest rates coupled with tightened mortgage lending standards will continue to negatively impact demand for new homes for the foreseeable future. We have made significant adjustments in our operations including, among other things, reductions in sales and marketing and general and administrative expenses, reduced construction costs, reduced land acquisitions and increased sales incentives, in an effort to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and potentially additional inventory impairments in the future.
               On January 10, 2007, we amended our senior unsecured credit facility to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges and to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility. On February 21, 2007, we obtained consent from an additional lender representing 5.0% or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011. In June 2007, we entered into another amendment to the revolving credit facility. The June 2007 amendment provides for a reduction in the interest coverage ratio and for adjustments to the leverage ratio and the interest rate in the event that our interest coverage ratio falls below a certain level. See Note 14 to the consolidated financial statements for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our results of operations or financial position.
RECENTLY ADOPTED ACCOUNTING POLICIES
     In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (“SFAS 123 (R)”), which was a revision of SFAS No. 123. “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB

Opinion 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”, and requires instead that compensation expense be recognized based on the fair value on the date of the grant. SFAS 123(R) was effective beginning in the first quarter of fiscal 2007. The adoption of SFAS 123(R) did not have a material impact on our consolidated results of operations or financial position.
     In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an effect on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     General. A more comprehensive enumeration of our significant accounting policies is presented in the notes to the accompanying financial statements as of May 31, 2007 and 2006, and for the years ended May 31, 2007, 2006 and 2005. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises generally accepted accounting principles (“GAAP”) for companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements.
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
          We compare our home construction budgets to actual recorded costs to estimate the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs paid on closed homes in subsequent months to the amount we accrued. Although actual costs to be paid on closed homes in the future could differ from our current estimate, our method has historically produced consistently accurate estimates of actual costs to complete closed homes.
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
          In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community are not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
          In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.
          We recorded $18.8 million of impairment losses during the fiscal year ended May 31, 2007 - $4.3 million in Atlanta, $2.1 million in Dallas, $7.1 million in Phoenix, $0.1 million in Orlando and $5.2 million in Tampa as compared to $4.5 million of impairment losses in fiscal year 2006 - $2.0 million for Phoenix, $1.8 million for Tampa, $0.4 million for Dallas, $0.2 million for Atlanta and $0.1 million for Houston.
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
     Insurance Claim Costs. We have, and require the majority of our subcontractors to have, general liability and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain deductibles and other coverage limits. We accrue an estimated liability for costs to cover our deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimates, actual future costs could differ significantly from our currently estimated amounts.
RESULTS OF OPERATIONS
Overview
     The following tables set forth the key operating and financial data for our operations as of and for the fiscal years ended May 31, 2007, 2006 and 2005.

	Fiscal years ended May 31
	2007	2006	2005
	($ in thousands)
Statement of Earnings Data:
Revenues
Home sales	$572,166	$670,487	$461,322
Land sales	7,582	31,336	37,005
Other	1,242	1,167	1,279

	580,990	702,990	499,606

Cost of sales
Home sales	474,330	519,688	364,469
Land sales	3,444	15,711	17,183

	477,774	535,399	381,652

Gross profit
Home sales	97,836	150,799	96,853
Land sales	4,138	15,625	19,822
Other	1,242	1,167	1,279

	103,216	167,591	117,954

Expenses
Sales and marketing	34,766	35,413	26,503
General and administrative	39,625	40,678	27,725
Related Party	1,195	1,447	1,136
Franchise taxes	188	595	439
Depreciation and amortization	5,925	6,192	3,870

	81,699	84,325	59,673

Earnings in unconsolidated entities	3,166	3,205	1,571
Minority interest in earnings	—	—	(398)

Net income	$24,683	$86,471	$59,454

Other Data:
Homes closed	1,992	2,413	1,894
Average sales price per home closed	$287	$278	$244
Home gross margin(1)	17.1%	22.5%	21.0%
Ratio of SG&A and related party expenses to revenues	13.0%	11.0%	11.1%
Ratio of net income to revenues	4.2%	12.3%	11.9%
Backlog (units) at end of period	821	1,249	1,334
Sales value of backlog at end of period	$236,234	$379,906	$369,949
Active communities at end of period	44	51	46

(1)	Home gross margins is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, land impairments and closing costs, as a percent of home sales revenue.
  Fiscal year 2007 compared to fiscal year 2006
     Revenues. Revenues decreased 17.4% or $122.0 million for fiscal year 2007 to $581.0 million as compared to $703.0 million for fiscal year 2006. We experienced a 17.4% decrease in homes closed to 1,992 in fiscal year 2007 from 2,413 in the prior year. Homes closed decreased in all of our markets, except Orlando, where homes closed remained flat year over year, and Tampa, where homes closed increased by 46 closings, in fiscal year 2007 due to the overall decline in the housing industry. The impact of this decline was intensified by an increase in cancellations experienced during fiscal year 2007. Despite this decline in homes closed, the average sales price per home closed increased slightly by $9,000 per home or 3.2% to $287,000 as compared to $278,000 in fiscal year 2006 due to the mix of homes closed during fiscal year 2007 being more heavily weighted towards single-family detached move up housing as compared to fiscal year 2006. This was offset somewhat by the 3.6% and the 14.7% declines in sale prices in Tampa and Phoenix, respectively, due to an increase in sales incentives during fiscal year 2007 as compared to fiscal year 2006.
     Our revenues from land sales decreased to $7.6 million for fiscal year 2007 as compared to $31.3 million in the prior fiscal year, primarily as a result of identifying fewer parcels of land or finished lots that no longer fit within our home development program. Land sales are incidental to the business of building and selling homes.
     Gross Margins. Home gross margins were 17.1% for fiscal year 2007 compared to 22.5% in the prior fiscal year. The decrease in our home gross margins was primarily due to $18.8 million in impairment expense related to our real estate inventory recognized in fiscal year 2007 compared to $4.5 million in impairment expense related to our real estate inventory recognized in fiscal year 2006 and an increase in sales incentives offered in fiscal year 2007 as compared to the prior year.
     Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $34.8 million for fiscal year 2007 or 6.0% of revenues, compared to $35.4 million in fiscal year 2006 or 5.0% of revenues. The dollar decrease of $0.6 million, or 1.7%, was primarily due to a decrease in the number of homes sold and closed during the current fiscal year and reflects the decrease in sales commissions due to the 17.4% decrease in homes closed, offset in part by an increase in marketing costs experienced by all divisions.
     General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $40.8 million in fiscal year 2007 or 7.0% of revenues, compared to $42.1 million in the prior year or 6.0% of revenues. The dollar decrease of $1.3 million resulted primarily from decreased compensation costs attributable to the decrease in net earnings as all bonuses earned by corporate and division management are partially based on our profitability.
     Net Income. Net income decreased $61.8 million or 71.5% in the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006. The decrease resulted primarily from the 17.4% decrease in homes closed, 24.0% decrease in home gross margins and the impairment expense, as well as an increase in sales and marketing and general and administrative expenses as a percentage of total revenues.
     Net New Home Orders and Backlog. Net new home orders decreased 32.8% or by 764 orders, during the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006. The decrease was the result of a decrease in our active communities, the decrease in the number of homes available for sale, the continued increase in cancellations and the continued decline in consumer demand for new homes.
     Net new home orders in Atlanta decreased in fiscal year 2007 to 321 as compared to 533 in the prior fiscal year, representing a decrease of 212 orders, or 39.8%. The decrease was due to the decrease in active communities from nine to eight and the continued decline in consumer demand for new homes.
     Net new home orders in Orlando decreased to 183 in fiscal year 2007 compared to 371 in fiscal year 2006. This decrease of 188 orders, or 50.7%, reflects an increase in cancellations and a general decline in consumer demand for new homes.
     Net new home orders in Tampa increased slightly in fiscal year 2007 to 54 as compared to 46 in the prior fiscal year, representing an increase of eight orders, or 17.4%. Although a slight increase, the division had its first closings during the fourth quarter of fiscal year 2006.
     Net new home orders in Dallas decreased to 356 in fiscal year 2007 compared to 622 in the fiscal year ended May 31, 2006. This decrease of 266 orders, or 42.8%, reflects the continued decline in overall market conditions.
     Net new home orders in Houston decreased in fiscal year 2007 to 353 as compared to 435 in the prior fiscal year, representing an decrease of 82 orders, or 18.9%. The decrease was primarily due to the decrease in active communities from twelve to eight.

     Net new home orders in Phoenix decreased to 275 in the fiscal year ended May 31, 2007 as compared to 321 net new home orders in the prior year, representing 46 units, or 14.3%. This reduction was due to a higher level of cancellations coupled with a decline in consumer demand for new homes.
     Backlog as of May 31, 2007 was 821 homes representing a sales value of $236.2 million and a decrease in the sales value of backlog of $143.7 million or 37.8% at the end of the fiscal year as compared to the sales value of backlog of $379.9 million at the end of fiscal year 2006. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80% – 85% of the number of units in our backlog closing under existing sales contracts. However, during the latter part of fiscal year 2006 and for fiscal year 2007, we experienced cancellations of gross new home orders of approximately 30%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the increase in interest rates during the fiscal year. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% of the number of units in our backlog will close under existing sales contracts during fiscal year 2008.
Fiscal year 2006 compared to fiscal year 2005
     Revenues. Revenues increased 40.7% or $203.4 million for fiscal year 2006 to $703.0 million as compared to $499.6 million for fiscal year 2005. We experienced a 27.4% increase in homes closed to 2,413 in fiscal year 2006 from 1,894 in fiscal year 2005. Homes closed increased in all of our markets in fiscal year 2006 with the exception of Phoenix, which experienced a decrease of 32 closings due to delays created by subcontractor shortages in the market and an increase in cancellations experienced during the fourth quarter. In addition, the average sales price per home closed increased $34,000 per home or 13.9% to $278,000 as compared to $244,000 in fiscal year 2005 due to pricing power experienced in Orlando and Phoenix with our single-family detached product offset somewhat by the continued product diversification into lower priced townhomes and condominiums in Atlanta, Orlando and Dallas.
     Our revenues from land sales decreased to $31.3 million for fiscal year 2006 as compared to $37.0 million in fiscal year 2005, primarily as a result of identifying fewer parcels of land or finished lots that no longer fit within our home development program. Land sales are incidental to the business of building and selling homes.
     Gross Margins. Home gross margins were 22.5% for fiscal year 2006 compared to 21.0% in fiscal year 2005. The increase in our home gross margins year over year was due to the pricing power we experienced in Orlando and Phoenix from net new home orders received during the favorable market conditions of fiscal year 2005 and the first half of fiscal year 2006. Our diversification into townhomes and stacked-flat condominiums in Atlanta and Orlando also favorably impacted our margins as we experienced pricing power as a result of strong net new orders in these products.
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
     General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $42.1 million in fiscal year 2006 or 6.0% of revenues, compared to $28.9 million in fiscal year 2005 or 5.8% of revenues. The increase of $13.2 million resulted from the continued significant growth in Orlando and Phoenix, the investment in the start-up divisional operations in Tampa and Denver, the commensurate increases in our corporate staff to support these operations and, to a lesser extent, increased compensation costs attributable to the increase in net earnings as all bonuses earned by corporate and division management are partially based on our profitability.

     Net Income. Net income increased $27.0 million or 45.4% in the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. The increase resulted primarily from the 27.4% increase in homes closed and an increase in average sales price per home closed of 13.9%. Total sales and marketing expenses increased $8.9 million due primarily to the increase in homes closed and the related commissions attributable to those homes. General and administrative expenses also increased $13.2 million during the fiscal year due to significant growth in our Orlando and Phoenix operations, the establishment of two new operations in Denver and Tampa, and, to a lesser extent, to an increase in our corporate staffing. Total sales and marketing and general and administrative expenses decreased as a percentage of total revenues by 0.1%. Earnings from unconsolidated entities, which represents earnings primarily from our mortgage and title joint ventures in which we have a 49% ownership interest, increased $1.6 million or 104.0% as a result of increased home closing volume, as compared to the prior fiscal year.
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
     Net new home orders in Phoenix declined to 321 in the fiscal year ended May 31, 2006 as compared to 349 net new home orders in the prior year, representing 28 units, or 8.0%. This reduction was due to a combination of limits placed on the number of new home orders that we accepted during the first half of our fiscal year due to our significant backlog and our desire to focus our production capacity on completing the homes in our backlog and a higher level of cancellations experienced during our fiscal fourth quarter coupled with a moderation in consumer demand for new homes.
     Backlog as of May 31, 2006 was 1,249 homes representing a sales value of $379.9 million and an increase in the sales value of backlog of $10.0 million or 2.7% at the end of the fiscal year as compared to the sales value of backlog of $369.9 million at the end of fiscal year 2005. Historically, we have experienced a cancellation rate between 15% – 20% of the gross new orders recorded in any reporting period, which resulted in 80% – 85% of the number of units in our backlog closing under existing sales contracts. However, during the third and fourth quarters of fiscal year 2006, we experienced an increase in cancellations of gross new home orders to approximately 30%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of speculative investors becoming net sellers of homes rather than net buyers, a change in consumer confidence and urgency to buy homes and the increase in interest rates during the second half of our fiscal year.

Homebuilding Segments
     We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At May 31, 2007, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:
East: Atlanta, Orlando and Tampa
West: Dallas, Houston, Phoenix and Denver
Selected Financial and Operational Data

	Fiscal years ended May 31
	2007	2006	2005
	($ in thousands)
Total Revenues
Homebuilding
East	$272,782	$302,710	$191,932
West	307,998	400,037	307,674

Total Homebuilding	580,780	702,747	499,606
Corporate	210	243	—

Consolidated	$580,990	$702,990	$499,606

Gross profit
Homebuilding
East	$50,727	$84,309	$53,722
West	52,279	83,039	$64,232

Total Homebuilding	103,006	167,348	117,954
Corporate	210	243	—

Consolidated	$103,216	$167,591	$117,954

	Fiscal years ended May 31
	2007	2006	2005

Homes closed (units):

Atlanta	442	590	461
Orlando	400	400	190
Tampa	57	11	—

East	899	1,001	651

Dallas	434	563	494
Houston	367	474	342
Phoenix	292	375	407
Denver	—	—	—

West	1,093	1,412	1,243

Company total	1,992	2,413	1,894

	Fiscal years ended May 31
	2007	2006	2005

Average sales price per home closed ($ in thousands):

Atlanta	$289	$256	$272
Orlando	308	292	242
Tampa	376	390	—

East	303	272	263

Dallas	233	215	199
Houston	227	219	211
Phoenix	395	463	294
Denver	—	—	—

West	274	282	233

Company total	$287	$278	$244

	Fiscal years ended May 31
	2007	2006	2005

Net new home orders (units):

Atlanta	321	533	503
Orlando	183	371	450
Tampa	54	46	—

East	558	950	953

Dallas	356	622	519
Houston	353	435	409
Phoenix	275	321	349
Denver	22	—	—

West	1,006	1,378	1,277

Company total	1,564	2,328	2,230

	Fiscal years ended May 31
	2007	2006	2005

Active communities at end of period:

Atlanta	8	9	8
Orlando	6	7	5
Tampa	2	2	—

East	16	18	13

Dallas	11	13	14
Houston	8	12	12
Phoenix	8	8	7
Denver	1	—	—

West	28	33	33

Company total	44	51	46

	Fiscal years ended May 31
	2007	2006	2005

Backlog (units) at end of period:

Atlanta	82	203	260
Orlando	126	343	372
Tampa	32	35	—

East	240	581	632

Dallas	212	290	231
Houston	155	169	208
Phoenix	192	209	263
Denver	22	—	—

West	581	668	702

Company total	821	1,249	1,334

	Fiscal years ended May 31
	2007	2006	2005

Sales value of backlog at end of period ($ in thousands):

Atlanta	$27,494	$54,790	$57,843
Orlando	47,150	109,705	97,274
Tampa	13,101	13,852	—

East	87,745	178,347	155,117

Dallas	46,705	67,052	50,955
Houston	33,520	37,433	47,632
Phoenix	62,799	97,074	116,245
Denver	5,465	—	—

West	148,489	201,559	214,832

Company total	$236,234	$379,906	$369,949

     Fiscal year 2007 compared to fiscal year 2006
     Homebuilding East: Revenues decreased to $272.8 million for the fiscal year ended May 31, 2007 from $302.7 million for the fiscal year ended May 31, 2006. The decrease in revenues was primarily due to a lack of any land sales during fiscal year 2007 compared to $30.5 million in land sales during fiscal year 2006 and a 10.2% decrease in the number of homes closed, which was partially offset by an 11.4% increase in the average sales price of homes closed. Homes closed in Atlanta decreased 25.1% due to continued weakening in the demand for new homes in the market. Homes closed in Orlando were flat year over year, due to the significant level of backlog at the start of fiscal year 2007. Homes closed in Tampa increased slightly because the division had its first closings during the fourth quarter of fiscal year 2006. Since land sales are incidental to our business of building and selling homes, we generally sell only parcels of land and finished lots that do not fit with our home development program. The absence of land sales revenue was a result of not having identified any parcels of land and finished lots that did not fit with our home development program during the fiscal year ended May 31, 2007.
     Gross profit decreased $33.6 million, or 39.8%, for the fiscal year ended May 31, 2007, compared to the fiscal year ended May 31, 2006, primarily as a result of increased sales incentives offered to homebuyers, $9.6 million of inventory valuation adjustments and a decrease in gross profit from land sales of $16.2 million. Gross margins were 18.6% for the fiscal year ended May 31, 2007, compared to 27.9% for the fiscal year ended May 31, 2006.
          Homebuilding West: Revenues decreased 23% for the fiscal year ended May 31, 2007 to $308.0 million from $400.0 million in the fiscal year ended May 31, 2006. The decrease in revenues was primarily due to the 22.9% decrease in homes closed in Dallas, the 22.6% decrease in the number of homes closed in Houston and the 22.1% decrease in the number of homes closed in Phoenix. The average sales price of homes delivered decreased 2.8% in the region primarily due to a 14.7% decrease in the average sales price in Phoenix and a decrease in the number of homes closed in higher priced communities. These decreases were offset somewhat by the slight increases in average sales prices experienced in both Dallas and Houston as both markets delivered a greater percentage of move-up single-family homes in fiscal year 2007 as compared to the prior fiscal year.
     Gross profit decreased $30.8 million, or 37.0%, for the fiscal year ended May 31, 2007, compared to the fiscal year ended May 31, 2006 primarily as a result of increased sales incentives offered to homebuyers and an decrease in gross profit from land sales of $0.6 million. Gross margins were 17.0% for the fiscal year ended May 31, 2007, compared to 20.8% for the fiscal year ended May 31, 2006.
     Fiscal year 2006 compared to fiscal year 2005
     Homebuilding East: Revenues increased for the fiscal year ended May 31, 2006 to $302.7 million from $191.9 million in the fiscal year ended May 31, 2005 primarily due to a 53.8% increase in the number of homes closed. Homes closed in Atlanta increased 28.0% due to the continued demand for new homes in the market. Homes closed in Orlando increased 110.5% over the prior year due primarily to the significant backlog existing in Orlando at the beginning of the fiscal year. Homes closed in Tampa increased because the division had its first closings during the fourth quarter of fiscal year 2006.
     Gross profit increased $30.6 million, or 56.9%, for the fiscal year ended May 31, 2006, compared to the fiscal year ended May 31, 2005 primarily as a result of an increase in the number of homes closed. Gross margins were flat year over year – 27.9% for the fiscal year ended May 31, 2006, compared to 28.0% for the fiscal year ended May 31, 2005.
          Homebuilding West: Revenues increased 30.0% for the fiscal year ended May 31, 2006 to $400.0 million from $307.7 million in the fiscal year ended May 31, 2005 primarily due to the 14.0% increase in the number of homes closed in Dallas, the 38.6% increase in the number of homes closed in Houston, offset by the 7.9% decrease in homes closed in Phoenix. The average sales price of homes delivered increased 21.0% due to an increase in the number of homes closed in higher priced communities.

     Gross profit increased $18.8 million, or 29.3%, for the fiscal year ended May 31, 2006, compared to the fiscal year ended May 31, 2005, primarily as a result of an increase in the number of homes closed. Gross margins were flat year over year – 20.8% for the fiscal year ended May 31, 2006, compared to 20.9% for the fiscal year ended May 31, 2005.
Liquidity and Capital Resources
     Our principal uses of cash are land purchases, lot development and home construction. We fund our operations with cash flows from operating activities and/or borrowings under our senior unsecured credit facility. As we utilize our capital resources and liquidity to fund the growth of our operations, we focus on maintaining conservative balance sheet leverage ratios. We believe that we will be able to continue to fund our operations and our future cash needs (including debt maturities) through a combination of cash flows from operating activities and our existing senior unsecured credit facility.
     As of May 31, 2007, our ratio of total debt to total capitalization was 52.1%, compared to 51.5% as of May 31, 2006. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
     Operating Cash Flow. During the fiscal year ended May 31, 2007, we provided approximately $35.3 million from our operating activities. We had net income of $24.7 million, impairment loss of $18.8 million and a decrease in accounts receivable of $12.3 million, which was partially offset by a decrease in accounts payable and accruals of $20.9 million.
     During the fiscal year ended May 31, 2006, we used approximately $24.7 million in our operating activities. We increased our investment in inventory by $134.0 million during fiscal year 2006, which was partially offset by net income of $86.5 million earned during the period on homes closed and increases in accounts payable and accruals of $21.1 million.
     Investing Cash Flow. Cash used in investing activities totaled $2.9 million for the fiscal year ended May 31, 2007 for additions to capital assets of $5.3 million offset by a return of investment in unconsolidated entities of $2.3 million.
     For the fiscal year ended May 31, 2006, cash used in investing activities totaled $11.3 million. We increased our investment in unconsolidated entities by $2.6 million and used $8.6 million of cash for additions to capital assets.
     Financing Cash Flow. During the fiscal year ended May 31, 2007, cash used by financing activities totaled $32.5 million, which included borrowings under our senior unsecured credit facility of $154.5 million, repayments of amounts outstanding under our senior unsecured credit facility of $156.2 million and distributions of $30.4 million to our members for the payment of federal and state income taxes and as general distributions of our income.
     During fiscal year 2006, cash provided by financing activities totaled $36.1 million, which included the issuance of $125.0 million of senior subordinated notes, borrowings under our senior unsecured credit facility of $240.0 million, repayments of amounts outstanding under our senior unsecured credit facility of $272.0 million, a reduction in related party debt of $13.7 million and distributions of $37.3 million to our members for the payment of federal and state income taxes and as general distributions of our income.
Senior Unsecured Credit Facility. In December 2005, we entered into an amended senior unsecured credit facility. The senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which we may request, subject to certain conditions, an increase of the senior unsecured credit facility up to a maximum of $400.0 million. The senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. At May 31, 2007, we had available borrowing capacity under this facility of $193.5 million as determined by borrowing base limitations defined in the agreement. Our obligations under the amended senior unsecured credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests.

     Once during each fiscal year (i.e., June 1-May 31), we may request that the lenders extend the maturity date by an additional year. On January 10, 2007, we amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges and. On February 21, 2007, we obtained consent from an additional lender representing 5.0% or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011.
     The senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting our ability to incur additional indebtedness; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. The senior unsecured credit facility also contains covenants requiring us to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, we entered into another amendment to the senior unsecured credit facility which provides for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and includes a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provides that in the event our interest coverage ratio for any fiscal quarter is less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior unsecured credit facility will increase to the levels set forth in the amendment.
     The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees. The effective interest rate of the unsecured bank debt at May 31, 2007, was approximately 6.57%. As of and for the year ended May 31, 2007, we were in compliance with the covenants under the senior unsecured credit facility.
     Borrowings under the senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured credit facility. At May 31, 2007, we had $61.3 million in outstanding borrowings, and $193.5 million in available borrowings under the senior unsecured credit facility.
9.5% Senior Subordinated Notes. In September 2005, we and Ashton Woods Finance Co., our 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. We may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. We do not have any independent operations or assets apart from its investments in our subsidiaries. As of May 31, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $118.2 million, based on quoted market prices by independent dealers.
     The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior unsecured credit facility, the financial covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected. As of and for the year ended May 31, 2007, we were in compliance with the covenants under the senior subordinated notes.
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
     Our future cash requirements for contractual obligations as of May 31, 2007 are presented below:

	Payments due by period
	Less than	2-3	4-5	More than
	1 year	years	years	5 years	Total
	(in thousands)

9.5% Senior Subordinated Notes	$—	$—	$—	$125,000	$125,000
Senior unsecured credit facility(1)	—	—	61,339	—	61,339
Interest commitments under Senior Subordinated Notes	11,875	23,750	23,750	41,233	100,608
Secured note (2)	166	332	332	870	1,700
Operating leases	1,761	1,915	426	—	4,102

	$13,802	$25,997	$85,847	$167,103	$292,749

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
     Under option contracts without specific performance provisions, our liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. As of May 31, 2007, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as shown in the table below. Amounts (in thousands) shown in the following table, include cash deposits totaling an aggregate of approximately $4.4 million.

Fiscal Years Ending
May 31
2008	$31,982
2009	20,096
Thereafter	11,200

$63,278

     Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties to acquire 659 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 163 finished lots remain to be acquired for an aggregate price of $7.1 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46R. The consolidation of these variable interest entities added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2007 and added $14.3 million, $12.2 million and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2006.
     We participate in a number of land development entities with equity investments of 50% or less and do not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $1.5 million and $3.6 million at May 31, 2007 and 2006, respectively.
Forward-Looking Statements
     Certain statements included in this report on Form 10-K contain forward-looking statements, which represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,’’ “project,’’ “believe,’’ “expect,’’ “anticipate,’’ “intend,’’ “plan,’’ “foresee,’’ “likely,’’ “will,’’ “goal,’’ “target’’ or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this report.
     These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Item 1A – “Risk Factors” contains information about factors that could cause actual results to differ materially from the results discussed in our forward-looking statements. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
•	economic changes nationally or in our local markets;

•	volatility of mortgage interest rates, inflation and underwriting standards;

•	increased competition;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased land development costs on projects under development;

•	the cost and availability of insurance, including the availability of insurance for the presence of mold;

•	the impact of construction defect and home warranty claims;

•	any delays in reacting to changing consumer preferences in home design;

•	changes in consumer confidence;

•	delays in land development or home construction resulting from adverse weather conditions;

•	increases in resale inventory;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

•	terrorist acts and other acts of war.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of May 31, 2007 we have not entered into any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of May 31, 2007, we had a total of $61.3 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. As of May 31, 2007, we were not a party to any interest rate swap agreements.
Item 8. Financial Statements and Supplementary Data
     The Company’s Consolidated Financial Statements appear beginning at page F-2.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None

Item 9A. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of May 31, 2007, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, as of May 31, 2007, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.
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
     There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None
PART III
Item 10. Directors and Executive Officers of the Registrant
The following table presents information with respect to our executive officers and directors:

Name	Age	Position

Thomas Krobot	60	President, Chief Executive Officer and Director
Robert Salomon	46	Chief Financial Officer
Mark Thomas	48	Senior Vice President
Tad Serbin	47	Vice President of Sales and Marketing
Ralph Farrell	55	Vice President of Construction
Seymour Joffe	54	Director
Bruce Freeman	59	Director
Harry Rosenbaum	58	Director
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     The purpose of this compensation discussion and analysis is to provide information about each material element of compensation awarded to, earned by, or paid to each of our named executive officers during fiscal year 2007. Our compensation policies are designed to reward superior performance, recognize individual initiative and achievement and encourage actions to meet our short-term and long-term goals.
Compensation Governance and Philosophy
     The entire Board of Directors undertakes the duties of the Compensation Committee with respect to the compensation of Mr. Krobot and Mr. Salomon. Mr. Krobot, with the input from Mr. Salomon, determines the compensation of the other executive officers. Mr. Krobot, our President and Chief Executive Officer, is a member of our Board of Directors. As a member of the Board of Directors, he participates in discharging the duties of the Compensation Committee, other than with respect to his own compensation.
     Our executive compensation programs have been aligned with the Board of Directors’ beliefs that total cash compensation should be comparable to the median compensation for similar positions in the homebuilding industry and that annual incentive opportunities should represent a significant portion of total cash compensation for executives. The Board of Directors believes that annual incentive compensation should provide a meaningful upside opportunity which depends on our business and financial results and be at risk when performance or results do not meet expectations. We communicate our general performance expectations and goals to executives, but bonus payments are at the discretion of the Board of Directors taking into account actual performance. It is the Board of Directors’ further belief that managing a compensation program around these principles will place executives’ and owners’ interests together and enhance the financial returns to our owners. The Board of Directors utilizes publicly available information about compensation levels in the homebuilding industry in establishing the compensation levels of our executives. Each component of compensation is described more fully below.
Base Salary
     The base salaries for our executive officers provide the foundation for a fair and competitive compensation opportunity. Base salary levels are generally targeted at or slightly below the average of our industry. Base salary, which is a fixed element of total pay, is only one element, and not the most significant element, of our total compensation program because of our performance-based compensation philosophy. Base salaries are a necessary part of our compensation program and provide executives with a fixed portion of pay that is not performance-based. Our goal is to provide modest, yet competitive, base pay levels in comparison to other homebuilders.
     Base salaries for Mr. Krobot and Mr. Salomon, in fiscal year 2007, were determined by the Board of Directors in part after reviewing publicly available industry information. Mr. Krobot, with input from Mr. Salomon, determined the compensation of the other executive officers based on comparisons of industry salary practices for positions of similar responsibilities, additional elements of the executives’ total compensation, and on individual performance.
Annual Bonus Incentives
     We pay annual bonus incentives to Mr. Krobot and Mr. Salomon based on the parameters outlined in their employment agreements.
•	Mr. Krobot’s annual bonus is equal to 4.0% of the first $10,000,000 and 3.0% of any amount in excess of $10,000,000 of our annual net income, reflected in our annual audited financial statements, as adjusted to exclude imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time.

•	Mr. Salomon’s annual bonus is equal to 0.75% of our annual net income, reflected in our annual audited financial statements, as adjusted to exclude initial start-up losses of any new division during the first two years of operation, imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time.
     We periodically pay bonuses to our other senior executives, which are entirely discretionary and are based on individual performance and our performance. For fiscal year 2007, discretionary bonuses were paid to various executives, including two named executive officers, Tad Serbin and Ralph Farrell. We chose to pay these amounts to reward each individual’s accomplishments in light of the results achieved by us, and as a continuing cash incentive for their performance. We hired Mr. Thomas during fiscal year 2006, and in order to induce him to join us, we agreed to pay him a guaranteed annual bonus of $800,000 for fiscal year 2007.
Deferred Compensation Plan
     Effective June 1, 2005, we adopted the Ashton Woods USA L.L.C. Deferred Compensation Plan (the “Plan”) for the purpose of providing deferred compensation to a select group of management and highly compensated employees, including the named executive officers. Annually, we make contributions, in the amounts determined by the Board of Directors, to each participant’s Plan account. These contributions are in addition to the salary and bonuses received by the participants. For a more detailed description of the Plan please refer to the section “Nonqualified Deferred Compensation”.
Severance Benefits
     Severance benefits are provided from time to time to executive officers as a result of negotiations of their employment agreements. The Board of Directors does not have a standard program applicable to all executives, but has negotiated severance or other enhanced benefits for named executive officers upon termination of their employment or upon a change of control. Such arrangements are negotiated from time to time in an effort to provide appropriate incentives to executives and are negotiated based on the Board of Director’s understanding of standard market practice among private companies in the homebuilding industry. Currently, Messrs Krobot and Salomon are the only named executive officers with employment agreements. For a discussion of the severance benefits available to them refer to the section “Employment Agreements”.
Compensation Committee Report
     The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended that it be included in this Form 10-K.
THE BOARD OF DIRECTORS
Seymour Joffe
Bruce Freeman
Harry Rosenbaum
Thomas Krobot

SUMMARY COMPENSATION TABLE
     The following table sets forth certain summary information concerning the total compensation for the fiscal year ended May 31, 2007, earned by our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers, which are referred to as the named executive officers.
SUMMARY COMPENSATION TABLE

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
				Earnings ($)	Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	[i]	[j]	Total ($)
Thomas Krobot	2007	$225,000[a]	$206,565[f]	$1,555	$463,820	$896,940
President and Chief Executive Officer

Robert Salomon	2007	$210,000[b]	$38,731[f]	$1,866	$57,105	$307,702
Chief Financial Officer

Mark Thomas	2007	$500,000[c]	$800,000[g]	$1,866	$15,505	$1,317,371
Senior Vice President

Tad Serbin	2007	$178,750[d]	$25,821[h]	$778	$41,922	$247,270
Vice President of Sales and Marketing

Ralph Farrell	2007	$158,750[e]	$25,000[h]	$778	$43,945	$228,473
Vice President of Construction

[a]	Mr. Krobot’s base salary is in accordance with his employment agreement that was effective June 1, 2005.

[b]	Mr. Salomon’s base salary increased from $200,000 to $260,000, effective April 1, 2007.

[c]	Mr. Thomas’ base salary was negotiated at hire date.

[d]	Mr. Serbin’s base salary increased from $175,000 to $190,000, effective March 1, 2007.

[e]	Mr. Farrell’s base salary increased from $155,000 to $170,000, effective March 1, 2007.

[f]	Mr. Krobot’s and Mr. Salomon’s bonuses are based on the formulas in their respective employment agreements.

[g]	Mr. Thomas’ bonus was guaranteed upon hire for fiscal year 2007.

[h]	Mr. Serbin’s and Mr. Farrell’s bonuses were discretionary.

[i]	The amounts in this column reflect the above market earnings under the Plan during fiscal year 2007.

[j]	Other annual compensation includes employer contributions for basic life insurance premium, medical insurance, and the 401k match. Other annual compensation also includes contributions that the Company made to the following individuals’ non-qualified deferred compensation accounts: Mr. Krobot $50,000, Mr. Salomon $40,000; Mr. Serbin $30,000 and Mr. Farrell $30,000. Furthermore, Mr. Krobot’s other compensation includes $400,000, which represents the vesting of a payment due to him if he is terminated for cause or he resigns voluntarily. Refer to the section “Employment Agreements” for a description of the payment due to Mr. Krobot in the event of his termination for cause or voluntary resignation.
Nonqualified Deferred Compensation
     The Plan is a non-qualified deferred compensation plan which is administered by a committee appointed by the Board of Directors. Under the Plan, we may make contributions to the participants’ accounts, and amounts in the participants’ accounts earn an annual interest rate which is periodically determined by the Board of Directors. Currently, the annual interest rate is 9.0%.
     Contributions vest ratably over a five year period. However, a participant’s account will become fully vested if the participant remains employed with us until the participants’ death, total disability or the participant turns 65. Furthermore, a participant’s account will become fully vested if the participant is terminated without cause within two years of a change of control.

     Once a contribution is fully vested, a participant, who is still employed by us, may receive a cash distribution of such vested contribution and any earnings thereon. Otherwise, a participant will receive a cash payment of the participant’s vested contributions upon termination of the participant’s employment with us or upon the participant’s death or disability. In the event that the committee administering the Plan determines that a participant’s employment was terminated by us for good cause, the participant will forfeit his or her interest in the Plan.

	Registrant	Aggregate
	Contribution in	Earnings in Last	Aggregate Balance at
	Last FY ($)	FY ($)	Last FYE ($)
	[a]	[b]	[c]
Thomas Krobot	$50,000	$4,500	$100,000

Robert Salomon	$40,000	$5,400	$100,000

Mark Thomas	—	$5,400	$60,000

Tad Serbin	$30,000	$2,250	$55,000

Ralph Farrell	$30,000	$2,250	$55,000

[a]	Consists of amounts credited to each executive officer’s account under the Ashton Woods USA L.L.C. Nonqualified Deferred Compensation Plan for the fiscal year ended May 31, 2007. Each of these amounts is included in the Summary Compensation Table in the “All Other Compensation” column.

[b]	Aggregate earnings equal 9% of the accumulated benefit balance as of May 31, 2007. The “Change in Pension Value and Deferred Compensation Earnings” column in the Summary Compensation Table reflects the portion of these earnings that are deemed to be above market.

[c]	Aggregate balance at last fiscal year end equals the amounts credited to each executive officers account since inception of the Asthon Woods USA L.L.C. Nonqualified Compensation Plan on June 1, 2005.
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
     Upon an initial public offering, Mr. Krobot is entitled to a payment equal to 3.0% of the excess of the aggregate market value of the Company at such time, determined based on the excess of valuation applied in the offering, over the then book value of the Company, as determined in good faith by our board of directors, subject to a minimum of $3,000,000. The payment upon an initial public offering shall be paid through the issuance of stock with an aggregate value equal to the payment owed, if possible, otherwise, such payment shall be made in cash or some other mutually agreed upon method.
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
     By memorandum dated April 30, 2006, our Board of Directors confirmed to Robert Salomon, our Chief Financial Officer, his annual salary, bonus calculation and certain severance payments if Mr. Salomon is terminated following a sale of the Company resulting in a change of control of our equity. On August 9, 2006, we entered into an employment agreement with Mr. Salomon, which addresses the provisions set forth in the memorandum in more detail. The agreement is for a term of five years ending August 2011, subject to automatic renewal for additional one-year terms absent notice of termination from either party. The initial employment agreement provided for an annual base salary of $200,000. On March 26, 2007, the Board of Directors of the Company approved a salary increase for Mr. Salomon. Effective April 1, 2007, Mr. Salomon’s salary increased from $200,000 per year to $260,000 per year. The agreement also includes an annual bonus in an amount equal to 0.75% of our annual net income, calculated in accordance with generally accepted accounting principles and reflected in our annual audited financial statements, as adjusted to exclude initial start-up losses of any new division during the first two years of operation, imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     The following table provides the estimated value of the benefits that each of the named executive officers would have received had his employment been terminated on the last business day of fiscal year 2007 under the scenarios described below or had a change of control or initial public offering of the Company’s equity occurred on the last business day of fiscal year 2007. The table does not include benefits that are generally available to all salaried employees.

												Termination
												of
												Employment
												for any
			Termination				Termination					Reason other
			Following a				for Cause or	Termination upon				than by the
		Change of	Change of				Voluntary	Death or		Termination		Company for
Name	Benefit	Control	Control		IPO		Resignation	Disability		without Cause		Good Cause
Thomas Krobot	Salary	—	—		—		—	—		—		—
	Bonus	—	$206,565	(1)	—		—	—		—		—
	Incentive payment	$3,000,000 (1)			$3,000,000	(2)	$800,000 (1)	$3,000,000	(1)	$3,000,000	(1)	—
	Payment from Non-qualified Deferred Compensation Plan	—	$100,000	(3)	—		—	$100,000	(3)	—		$10,000 (4)
	Health care continuance	—	$23,275	(5)	—		$23,275 (5)	$23,275	(5)	$23,275	(5)	$23,275 (5)

	Total	$3,000,000	$378,199		$3,000,000		$823,275	$3,123,275		$3,023,275		$33,275

Robert Salomon	Salary	—	—		—		—	—		$260,000	(6)	—
	Bonus	—	$500,000	(6)	—		—	—		$38,731	(6)	—
	Incentive payment	—	—		—		—	—		—		—
	Payment from Non-qualified Deferred Compensation Plan	—	$100,000	(3)	—		—	$100,000	(3)	—		$12,000 (4)
	Health care continuance	—	—		—		—	—		—		—

	Total	—	$600,000		—		—	$100,000		$300,620		$12,000

Mark Thomas	Salary	—	—		—		—	—		—		—
	Bonus	—	—		—		—	—		—		—
	Additional cash payment	—	—		—		—	—		—		—
	Payment from Non-qualified Deferred Compensation Plan	—	$60,000	(3)	—		—	$60,000	(3)	—		$12,000 (4)
	Health care continuance	—	—		—		—	—		—		—

	Total	—	$60,000		—		—	$60,000		—		$12,000

Tad Serbin	Salary	—	—		—		—	—		—		—
	Bonus	—	—		—		—	—		—		—
	Additional cash payment	—	—		—		—	—		—		—
	Payment from Non-qualified Deferred Compensation Plan	—	$55,000	(3)	—		—	$55,000	(3)	—		$5,000 (4)
	Health care continuance	—	—		—		—	—		—		—

	Total	—	$55,000		—		—	$55,000		—		$5,000

Termination
of
Employment
for any
			Termination		Termination			Reason other
			Following a		for Cause or	Termination upon		than by the
		Change of	Change of	Voluntary		Death or	Termination	Company for
Name	Benefit	Control	Control	IPO	Resignation	Disability	without Cause	Good Cause
Ralph Farrell	Salary	—	—	—	—	—	—	—
	Bonus	—	—	—	—	—	—	—
	Additional cash payment	—	—	—	—	—	—	—
	Payment from Non-qualified Deferred Compensation Plan	—	$55,000 (3)	—	—	$55,000 (3)	—	$5,000 (4)
	Health care continuance	—	—	—	—	—	—	—

	Total	—	$55,000	—	—	$55,000	—	$5,000

(1)	Lump sum payment in cash. The incentive payment is equal to the greater of $3 million or 3% of the excess of the purchase price paid by a buyer of us over our book value. We assumed that a buyer would pay the average of (i) a multiple our book value as of May 31, 2007 and (ii) (a) a multiple our EBITDA for fiscal year 2007 adjusted to exclude the effect of the inventory impairment charge taken during fiscal year 2007 less (b) our total debt as of May 31, 2007. Based on our estimate of what a buyer would pay and our book value as of May 31, 2007, Mr. Krobot would have received the minimum payment of $3 million. See the description of the Mr. Krobot’s employment agreement above for an explanation of the payment due to him upon a change of control.

(2)	Lump sum payment in stock, cash or some other mutually agreed upon method. The incentive payment is equal to the greater of $3 million or 3% of the excess of our aggregate market value, based on the valuation applied in an IPO, over our book value. We assumed that our aggregate market value in an IPO would be equal to the average of (i) a multiple of our book value as of May 31, 2007 and (ii) (a) a multiple our EBITDA for fiscal year 2007 adjusted to exclude the effect of the inventory impairment charge taken during fiscal year 2007 less (b) our total debt as of May 31, 2007. Based on our estimate of our aggregate market value in an IPO and our book value as of May 31, 2007, Mr. Krobot would have received the minimum payment of $3 million. See the description of the Mr. Krobot’s employment agreement above for an explanation of the payment due to him upon an IPO.

(3)	Lump sum payment in cash. Amounts in a Plan participant’s account becomes fully vested (i.e., accelerated vesting) upon the participant’s death or disability or upon the participant’s termination without cause within two years of a change of control.

(4)	Lump sum payment in cash. This is vested portion of the participant’s account as of May 31, 2007.

(5)	This is an estimate based on the premiums paid during fiscal 2007 to provide coverage for Mr. Krobot and his wife.

(6)	Lump sum payment in cash. See the description of the Mr. Salomon’s employment agreement above for an explanation of the payments due to him.
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
          For a discussion of transactions between us and certain affiliates of members of our Board of Directors, see Item 13 “Certain relationships and related transactions, and director independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of May 31, 2007 regarding the beneficial ownership of the membership interests in the Company. In addition, the footnotes below explain that certain of the persons or entities listed in the table have special membership interests entitling them to allocations of profits and cash distributions in the land development activities in Denver, Colorado and Orlando, Florida of certain of the Company’s subsidiaries. Ashton Woods Finance co. is a wholly-owned subsidiary of the Company.

Membership
Name and Address of Beneficial Owner	Interest (1)
Seymour Joffe (2), (3)	27.50%
Bruce Freeman (2), (3)	27.50%
Harry Rosenbaum (2), (3)	27.50%
Thomas Krobot	—
Robert Salomon	—
Mark Thomas	—
Tad Serbin	—
Ralph Farrell	—
All directors and executive officers as a group	27.50%
Elly Nevada Inc. (2), (4), (7)	31.96%
Norman Nevada Inc. (2), (5), (7)	31.96%
Larry Nevada Inc. (2), (6), (7)	8.58%
Little Shots Nevada L.L.C. (2), (7)	27.50%

(1)	Beneficial ownership is determined in accordance with Section 13 of the Exchange Act and the rules promulgated thereunder. Accordingly, if an individual or entity is a member of a “group” which has agreed to act together for the purpose of acquiring, holding, voting or disposing of membership interests, such individual or entity is deemed to be the beneficial owner of the membership interests held by all members of the group. Further, if an individual or entity has or shares the power to vote or dispose of membership interests held by another entity, beneficial ownership of the interests held by such entity may be attributed to such other individuals or entities.

(2)	The address of this beneficial owner is 3751 Victoria Park Ave, Toronto, Ontario M1W 3Z4 Canada.

(3)	Entities and/or family trusts associated with these individuals hold interests (including the special membership interests referred to in footnote 7 below) in the Company through Little Shots Nevada L.L.C. For beneficial ownership purposes, the membership and special membership interests held by Little Shots Nevada L.L.C. are attributable to each such individual. The entities associated with each such individual have, respectively, a 33.3% ownership interest in Little Shots Nevada L.L.C. and are entitled to receive an allocation of 33.3% of any proceeds received by Little Shots Nevada L.L.C. as a result of its 21.0% special membership interest in the Denver, Colorado land development activities and its 21.0% special membership interest in the Orlando, Florida land development activities.

(4)	This entity is owned by entities and/or family trusts associated with Elly Reisman.

(5)	This entity is owned by entities and/or family trusts associated with Norman Reisman.

(6)	This entity is owned by entities and/or family trusts associated with Larry Robbins.

(7)	These and other related entities also hold special membership interests in allocations of profits and cash distributions in the land development activities in Denver, Colorado and Orlando, Florida of certain of the Company’s subsidiaries as follows:

	Denver	Orlando
Little Shots Nevada L.L.C.	21.00%	21.00%
Elly Colorado Inc.	29.25%	—
Elly Nevada Inc.	—	29.25%
Norman Colorado Inc.	29.25%	—
Norman Nevada Inc.	—	29.25%
Larry Colorado Inc.	20.50%	—
Larry Nevada Inc.	—	20.50%
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     In August 2005, we entered into a Services and Software License Agreement (the “Services and License Agreement”) with Paramount Development Corporation Limited (“Paramount”), which is an affiliate of the Great Gulf Group. Under the Services and License Agreement, which was effective as of June 1, 2005, Paramount licenses to us and our affiliates certain software which we use in performing the following functions: accounting, job costing, work order, home warranty, home design, scheduling, and purchase orders. Furthermore, pursuant to the Services and License Agreement, Paramount provides us and our affiliates with the services of its employees to assist us with land development matters relating to our land operations in Orlando and Denver. In return for the software license and the land development services, we pay Paramount a fee of $600 for each home closed. The initial term of the Services and License Agreement is two years and will automatically renew for successive one-year terms unless either party gives notice that the agreement will not be renewed.
     Although we did not have a written agreement with Paramount covering the software license and land development services prior to entering into the Services and License Agreement, Paramount provided us with such software and services in return for a payment of $600 for each home closed. During the fiscal year 2007, we paid Paramount $1.2 million for the software license and land development services.
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
     As of May 31, 2007, we had three lot purchase contracts with such related parties to acquire 659 finished lots at an aggregate price of approximately $33.0 million which have created variable interests and of which 163 finished lots remain to be purchased for an aggregate price of $7.1 million. While we do not own any equity interests in these entities, we must consolidate the entities pursuant to FIN46R.
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
     None of the members of our Board of Directors meet the definition of an “independent director” under the rules promulgated by Nasdaq or the New York Stock Exchange as a result of their affiliation with our ownership group or their employment with the Company. However, because our securities are not listed on a national securities exchange or national securities association, none of our directors are required to qualify as an “independent director.”
Item 14. Principal Accountant Fees and Services
     For the fiscal years ended May 31, 2007 and 2006, professional services were performed by KPMG LLP.
     Audit and audit-related fees aggregated $612,213 and $555,670 for the fiscal years ended May 31, 2007 and 2006, respectively, and were composed of the following:
     Audit Fees: The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended May 31, 2007 and 2006 and for reviews of our quarterly financial statements were $546,000 and $375,000, respectively.
     Audit-Related Fees: The aggregate fees billed for audit-related services for the fiscal years ended May 31, 2007 and 2006 were $66,213 and $155,670, respectively. These fees relate to assurance and related services performed by KPMG that are reasonably related to the performance of the audit or review of our financial statements.
     Tax Fees: The aggregate fees billed for tax services for the fiscal years ended May 31, 2007 and 2006 were $116,700 and $119,000, respectively. These fees relate to professional services performed by KPMG with respect to tax compliance, tax advice and tax planning.
     All Other Fees: None
     The Board of Directors annually approves each year’s engagement for audit services in advance. The Board of Directors has also established complementary procedures to require pre-approval of all permitted non-audit services provided by the Company’s independent auditors. All non-audit services described above were pre-approved by the Board of Directors in fiscal year 2007.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) 1.  Financial Statements
     2.  Financial Statement Schedules
          None required

3. Exhibit
          The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

Exhibit
Number	Title
3.1	Articles of Organization of Ashton Woods USA L.L.C. (1)

3.2	Amended and Restated Regulations of Ashton Woods USA L.L.C. (1)

4.1	Form of Indenture dated as of September 21, 2005 among Ashton Woods USA L.L.C., Ashton Woods Finance Co., the guarantors named therein and the and U.S. Bank Trust National Association, as trustee. (1)

4.2	Form of 9.5% Senior Subordinated Note due 2015. (1)

10.1	Form of Amended and Restated Credit Agreement, dated as of December 16, 2005, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent for the Lenders, and Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent, and Citibank Texas, N.A., as Documentation Agent. (2)

10.2	Limited Partnership Agreement of Navo South Development Partners, Ltd., dated as of December 18, 2003, by and among G.P. Navo South, L.L.C., Ashton Dallas Residential, L.L.C., Horizon Homes Ltd., and Priority Development, L.P. (1)

10.3	Agreement of Limited Partnership for CL Ashton Woods, L.P., dated as of March 10, 2005, by and among CL Texas I, GP, LLC, CL Texas, L.P., AW Southern Trails, Inc., and Ashton Houston Residential L.L.C. (1)

10.4	Limited Liability Company Agreement of Palm Cove Developers, LLC, dated as of January 19, 2005, by and between Ashton Tampa Residential, LLC and M/I Homes of Tampa, LLC. (1)

10.5	Services and Software License Agreement, dated as of June 1, 2005, by and between Ashton Woods USA L.L.C. and Paramount Development Corporation Limited. (1)

10.6*	Form of Ashton Woods USA, LLC Nonqualified Deferred Compensation Plan, effective June 1, 2005 (1)

10.7*	Form of Employment Agreement, dated as of January 30, 2006, by and between Thomas Krobot and Ashton Woods USA, L.L.C. (2)

10.8	Agreement of Limited Liability Company of Ashton Woods Mortgage, LLC (2)

10.9	Dominion Title of Dallas, L.L.C. Members’ Agreement, dated January 21, 2001, by and among Stewart Title Dallas, Inc., Ashton Dallas Residential, L.L.C. and Dominion Title of Dallas, L.L.C. (2)

10.10	Dominion Title, L.L.C. Members’ Agreement, dated June 7, 1999, by and among Stewart Title Company, Daltor Houston Title, Inc. and Dominion Title, L.L.C. (2)

10.11	Assignment of Membership Interest, dated as of June 1, 2002, by and between Daltor Houston Title, Inc. and Ashton Houston Residential, L.L.C. (2)

10.12	Promissory Note to John Sharp dated April 27, 2004 (2)

10.13	Form of Promissory Note to Larelnor Developments Inc. (2)

10.14*	Form of Employment Agreement, dated as of August 9, 2006, by and between Robert Salomon and Ashton Woods USA, L.L.C.(3)

10.15	First Amendment to the First Amended and Restated Credit Agreement, dated as of January 11, 2007, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent, and the Guarantors party thereto. (4)

10.16	Second Amendment to the First Amended and Restated Credit Agreement, dated as of June 15, 2007, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent, and the Guarantors party thereto. (5)

21	List of Subsidiaries of Ashton Woods USA L.L.C. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Exhibit
Number	Title
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Represents a management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 33-129906) filed on November 23, 2005.

(2)	Incorporated herein by reference to the exhibits to the Company’s Amendment No. 1 to its Registration Statement Form S-4 (Registration No. 33-129906) filed on February 1, 2006.

(3)	Incorporated herein by reference to exhibit 10.14 to the Company’s Form 10-K (File No. 33-129906) filed on August 10, 2006.

(4)	Incorporated herein by reference to exhibit 10.1 to the Company’s Form 10-Q (File No. 33-129906) filed on January 16, 2007.

(5)	Incorporated herein by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 33-129906) filed on June 20, 2007.
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

ASHTON WOODS USA L.L.C. (Registrant)
By:	/s/ THOMAS KROBOT
Thomas Krobot
President, Chief Executive Officer and Director

By:	/s/ ROBERT SALOMON
Robert Salomon
Chief Financial Officer

Date: July 19, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 19, 2007	/s/ THOMAS KROBOT

Thomas Krobot
President, Chief Executive Officer
and Director
(Principal Executive Officer)

July 19, 2007	/s/ ROBERT SALOMON

Robert Salomon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

July 19, 2007	/s/ SEYMOUR JOFFE

Seymour Joffe
Director

July 19, 2007	/s/ BRUCE FREEMAN

Bruce Freeman
Director

July 19, 2007	/s/ HARRY ROSENBAUM

Harry Rosenbaum
Director

Report of Independent Registered Public Accounting Firm
The Members
Ashton Woods USA L.L.C.:
We have audited the accompanying consolidated balance sheets of Ashton Woods USA L.L.C. and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of earnings, members’ equity, and cash flows for each of the years in the three-year period ended May 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashton Woods USA L.L.C., and subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Atlanta, Georgia
July 19, 2007

ASHTON WOODS USA L.L.C.
CONSOLIDATED BALANCE SHEETS

	May 31, 2007	May 31, 2006
	($ in thousands)
Assets
Cash and cash equivalents	$38	$181
Inventory:
Construction in progress and finished homes	145,434	173,824
Land and land under development	233,504	220,115
Real estate not owned	5,865	14,341
Property and equipment, net	7,405	8,077
Accounts receivable	3,775	16,073
Other assets	14,997	16,765
Investments in unconsolidated entities	5,455	6,809

	$416,473	$456,185

Liabilities and Members’ equity
Liabilities Notes payable	$188,039	$189,691
Customer deposits	6,917	10,043
Liabilities related to real estate not owned	4,767	12,152
Accounts payable and accruals	43,059	63,784

Total liabilities	242,782	275,670
Minority interests in real estate not owned	697	1,788
Members’ equity	172,994	178,727

	$416,473	$456,185

See accompanying notes to consolidated financial statements

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended May 31
	2007	2006	2005
	($ in thousands)
Revenues
Home sales	$572,166	$670,487	$461,322
Land sales	7,582	31,336	37,005
Other	1,242	1,167	1,279

	580,990	702,990	499,606

Cost of sales
Home sales	474,330	519,688	364,469
Land sales	3,444	15,711	17,183

	477,774	535,399	381,652

Gross profit
Home sales	97,836	150,799	96,853
Land sales	4,138	15,625	19,822
Other	1,242	1,167	1,279

	103,216	167,591	117,954

Expenses
Sales and marketing	34,766	35,413	26,503
General and administrative	39,625	40,678	27,725
Related party	1,195	1,447	1,136
Franchise taxes	188	595	439
Depreciation and amortization	5,925	6,192	3,870

	81,699	84,325	59,673
Earnings in unconsolidated entities	3,166	3,205	1,571
Minority interest in earnings	—	—	(398)

Net income	$24,683	$86,471	$59,454

See accompanying notes to consolidated financial statements

ASTHON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

($ in thousands)
BALANCE at May 31, 2004	103,811

Distributions	(33,667)
Net income	59,454

BALANCE at May 31, 2005	129,598

Distributions	(37,342)
Net income	86,471

BALANCE at May 31, 2006	178,727

Distributions	(30,416)
Net income	$24,683

BALANCE at May 31, 2007	$172,994

     See accompanying notes to consolidated financial statements.

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31
	2007	2006	2005
	($ in thousands)
Cash flows from operating activities:
Net income	$24,683	$86,471	$59,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings in unconsolidated entities	(3,166)	(3,205)	(1,571)
Investment with related party in land held for resale	—	—	6,111
Distributions from unconsolidated entities	2,011	2,762	2,206
Depreciation and amortization	5,925	6,192	3,870
Minority interest in earnings of consolidated limited partnership	—	—	398
Impairment loss recognized on real estate inventory	18,832	4,516	—
Amortization of deferred debt issuance costs	1,130	798	108
Changes in operating assets and liabilities:
Inventory	(3,450)	(133,980)	(50,309)
Accounts receivable	12,298	(5,424)	(4,795)
Restricted cash	—	—	1,742
Other assets	1,027	(1,744)	(2,117)
Accounts payable and accruals	(20,910)	21,137	10,320
Customer deposits	(3,126)	(2,247)	5,694

Net cash provided by (used in) operating activities	35,254	(24,724)	31,111

Cash flows from investing activities:
Return of (investment in) unconsolidated entities	2,312	(2,648)	(10,445)
Investments in real estate not owned	—	—	(401)
Additions to property and equipment	(5,252)	(8,649)	(6,150)

Net cash used in investing activities	(2,940)	(11,297)	(16,996)

Cash flows from financing activities:
Proceeds from senior subordinated notes	—	125,000	—
Proceeds from notes payable	154,500	239,935	75,936
Repayments of notes payable	(156,152)	(272,033)	(65,307)
Proceeds from related party note	—	833	35,004
Repayments of related party note	—	(14,579)	(24,666)
Debt issuance costs	(389)	(5,717)	(1,295)
Minority interest distributions	—	—	(640)
Members’ distributions	(30,416)	(37,342)	(33,667)

Net cash (used in) provided by financing activities	(32,457)	36,097	(14,635)

(Decrease) increase in cash	(143)	76	(520)
Cash and cash equivalents, beginning of period	181	105	625

Cash and cash equivalents, end of period	$38	$181	$105

See accompanying notes to consolidated financial statements

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
     Organization
          Ashton Woods USA L.L.C. (the “Company’’), operating as Ashton Woods Homes, is a limited liability company formed on February 6, 1997 for a period of duration ending no later than February 1, 2037. The Company acquires and develops land for residential purposes and designs, sells and builds residential homes on such land in seven markets located in Georgia, Texas, Florida, Arizona, and Colorado. The Company also holds an investment in an unconsolidated entity that provides mortgage origination for homebuyers through Ashton Woods Mortgage, LLC (“Ashton Woods Mortgage’’). In addition, the Company provides title services to its buyers in Texas and Florida through three unconsolidated entities.
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
          In addition to the costs of direct land acquisition, land development and home construction, inventory costs include interest, real estate taxes and indirect overhead costs incurred during development and home construction. The Company uses the specific identification method for the purpose of accumulating home construction costs. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be closed in each project. Any changes to the estimated total development costs subsequent to the initial home closings in a project are generally allocated on a pro-rata basis to the remaining homes in the project.
          When a home is closed, the Company generally has not yet paid and recorded all incurred costs necessary to complete the home. Each month the Company records as a liability and a charge to cost of sales the amount it estimates will ultimately be paid related to completed homes that have been closed as of the end of that month.
          The Company compares home construction budgets to actual recorded costs to estimate the additional costs remaining to be paid on each closed home. The Company monitors the accuracy of each month’s accrual by comparing actual costs paid on closed homes in subsequent months to the amount accrued. Although actual costs to be paid on closed homes in the future could differ from the current estimate, this method has historically produced consistently accurate estimates of actual costs to complete closed homes.
          Each reporting period, the Company reviews all components of inventory in accordance with SFAS No. 144, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the fair value of the community from the carrying value of the community.
          In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. The Company evaluates, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community are not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
          In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.
          The impairments recorded during the twelve months ended May 31, 2007 and 2006 by reportable segment are as follows (in thousands):

	2007	2006
East	$9,581	$2,010
West	9,251	2,506

	$18,832	$4,516

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
     The Company’s property and equipment at May 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Machinery and equipment	$4,331	$3,777
Sales office and model furnishings	15,935	21,469
Leasehold improvements	1,791	1,243

	22,057	26,489
Accumulated depreciation	(14,652)	(18,412)

	$7,405	$8,077

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
For the three years ended of May 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Warranty liability, beginning of period	$5,023	$3,075	$2,670
Costs accrued during year	7,382	7,438	4,526
Incurred costs during year	(6,022)	(5,490)	(4,121)

Warranty liability, end of period	$6,383	$5,023	$3,075

     Advertising Costs
   The Company expenses advertising costs as they are incurred. Advertising expense was approximately $6.0 million, $4.4 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

     Minority Interest
          During the fiscal year 2004 and a portion of fiscal year 2005 the Company had a controlling interest in a limited partnership for land acquisition and development in Orlando, Florida. Accordingly, the financial position of this partnership and results of operations were consolidated in the Company’s consolidated financial statements and the other partner’s share of earnings of the limited partnership was recorded as minority interest during such periods. During fiscal year 2005, the Company acquired the minority share in this limited partnership.
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
     Segments
          The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), based primarily upon similar economic characteristics, geography and product type. The Company’s homebuilding reportable segments are as follows:
     1) East (Atlanta, Orlando and Tampa markets) and
     2) West (Dallas, Houston, Phoenix and Denver markets)
See Note 13 for further discussion of the Company’s segments.
Note 2 — Inventory
Inventory consists of the following as of May 31, (in thousands):

	2007	2006
Homes under construction	$145,434	$173,824
Finished lots	112,886	49,354
Land under development	111,500	165,867
Land held for development	9,118	4,894

	$378,938	$393,939

          The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the

Company’s interest costs incurred, capitalized and charged to cost of sales during the years ended May 31, (in thousands):

	2007	2006	2005
Capitalized interest, beginning of period	$9,483	$3,173	$3,123
Interest incurred	19,627	15,347	4,840
Interest amortized to cost of sales	(13,047)	(9,037)	(4,790)

Capitalized interest, end of period	$16,063	$9,483	$3,173

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties to acquire 659 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 163 finished lots remain to be acquired for an aggregate price of $7.1 million. In addition, the Company has provided various specific performance guarantees under one of the option purchase contracts, which has been deemed as providing subordinated financial support to the entity. While the Company owns no equity interest in the entities, it must consolidate pursuant to FIN 46R. The consolidation of these variable interest entities added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2007 and added $14.3 million, $12.2 million, and $1.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2006.
     Land option agreements that did not require consolidation under FIN 46 at May 31, 2007 and 2006, had a total purchase price of $56.2 million and $35.6 million, respectively. In connection with these agreements, the Company had deposits of $3.9 million and $2.5 million, included in other assets at May 31, 2007 and 2006, respectively.
Note 4 — Investments in Unconsolidated Entities
     The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At May 31, 2007 and 2006, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow accounting principles generally accepted in the United States of America and the partners share in their profits and losses generally in accordance with their ownership interests.
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
     The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of May 31, 2007, the Company has entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 518 remain to be purchased with an aggregate remaining purchase price of $18.9 million. These unconsolidated entities had borrowings outstanding totaling $8.1 million and $9.2 million at May 31, 2007 and 2006, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.5 million and $3.6 million at May 31, 2007 and 2006, respectively.
     Summarized condensed financial information related to unconsolidated entities that are accounted for using the equity method at May 31, 2007 and 2006 was as follows (in thousands):

	2007	2006
Assets:
Real estate	$31,230	$36,273
Cash	2,472	3,153
Mortgage loans held for sale	16,207	19,370
Other	722	1,166

	$50,631	$59,962

Liabilities and Equity:
Notes payable and accrued liabilities	$25,901	$32,582
Equity	24,730	27,380

	$50,631	$59,962

	2007	2006	2005
Revenues	$23,626	$31,054	$13,648
Expenses	15,738	22,561	9,672

Net earnings	$7,888	$8,493	$3,976

     Note 5 — Notes Payable
The Company’s notes payable at May 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Unsecured revolving credit facility	61,339	62,839
Secured Note	1,700	1,852

	$188,039	$189,691

     In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the year ended May 31, 2007, the Company was in compliance with the covenants under the senior subordinated notes. As of May 31, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $118.2 million, based on quoted market prices by independent dealers.
     In December 2005, the Company entered into an amended senior unsecured credit facility. The senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which the Company may request, subject to certain conditions, an increase of the senior unsecured credit facility up to a maximum of $400.0 million. The senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. At May 31, 2007, the Company had available borrowing capacity under this facility of $193.5 million as determined by borrowing base limitations defined in the agreement. The Company’s obligations under the amended senior unsecured credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests.
     Once during each fiscal year (i.e., June 1-May 31), the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0% or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011.
     The senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of its adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The senior unsecured credit facility also contains covenants requiring the Company to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, the Company entered into another amendment to the senior unsecured credit facility which provides for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and includes a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provides that in the event our interest coverage ratio for any fiscal quarter is less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior unsecured credit facility will increase to the levels set forth in the amendment.
     The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at May 31, 2007, was approximately 6.57%. As of and for the year ended May 31, 2007, the Company was in compliance with the covenants under the senior unsecured credit facility.

     Borrowings under the senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured credit facility. At May 31, 2007, we had $61.3 million in outstanding borrowings, and $193.5 million in available borrowings under the senior unsecured credit facility.
Note 6 — Transactions With Related Parties
     A services agreement with a related party provides the Company with the license, development and support for the Company’s computer systems and the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears for these services, and in 2005, the Company made payments of $1,500 per lot closed for certain services rendered by the related party to one of the Company’s subsidiaries. During the fiscal years ended May 31, 2007, 2006 and 2005, $1.2 million, $1.5 million and $1.2 million was incurred related to these services, respectively.
     The Company had entered into option purchase agreements for the purchase of finished lots for use in its homebuilding operations for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These entities were considered variable interest entities pursuant to FIN 46R and consolidated by the Company. As of May 31, 2007, the Company has 140 finished lots under contract to be purchased, representing $5.8 million in purchase price.
     The Company had an unsecured note with a related party in the principal amount of $13.7 million at May 31, 2005, which was repaid during the fiscal year ended May 31, 2006.
     Note 7 — Employee Benefit Plans
     The Company has a 401(k) plan for all Company employees who have been with the Company for a period of three months or more. The Company matches portions of employee’s voluntary contributions up to 4% of an employee’s compensation up to the maximum allowed under federal guidelines. Expenses for the plan were $1.1 million, $0.9 million and $0.7 million in fiscal 2007, 2006 and 2005, respectively.
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
     The carrying amounts of cash and cash equivalents and the unsecured revolving credit facility, as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.
     Note 9 – Employment Agreements
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

     On August 9, 2006, the Company entered into an employment agreement with its Chief Financial Officer, Robert Salomon. The agreement is for a term of five years ending August 9, 2011, subject to automatic renewal for additional one-year terms absent notice of termination from either party. The employment agreement includes base salary and an annual bonus provision that is calculated based on annual net income. The Agreement also provides for payments to Mr. Salomon upon termination of his employment with cause or any reason following the sale of the Company.
Note 10 — Commitments and Contingencies
     The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
     In the normal course of business, the Company provides standby letters of credit and surety bonds issued to third parties to secure performance under various contracts. As of May 31, 2007, 2006 and 2005, the Company had letters of credit and surety bonds outstanding of $21.3 million, $25.4 million and $11.0 million, respectively.
     The Company leases office space and equipment under various operating leases. Minimum annual lease payments under these leases at May 31, 2007 were (in thousands):

2008	$1,761
2009	1,124
2010	791
2011	336
2012	90

$4,102

     Rent expense approximated $1.7 million, $1.8 million and $1.0 million for fiscal 2007, 2006 and 2005, respectively and is included within general and administrative expense on the consolidated statements of earnings.
Note 11 — Cash Flow Information
     Supplemental disclosures of cash flow information and non-cash activities are follows (in thousands):

	2007	2006	2005
Cash paid for interest (all amounts capitalized)	$19,091	$12,000	$4,726

Non-cash distribution of land from joint venture	$379	$8,482	$—

Note 12 — Quarterly Financial Information (Unaudited)

	Quarter Ended
	August 31	November 30	February 28	May 31
	($ in thousands)
Fiscal Year 2007
Revenue	$156,642	$129,437	$129,426	$165,485

Gross profit	$32,503	$21,286	$23,899	$25,528

Net income	$11,482	$3,050	$6,174	$3,977

	Quarter Ended
	August 31	November 30	February 28	May 31
	($ in thousands)
Fiscal Year 2006
Revenue	$106,868	$158,329	$157,573	$280,220

Gross profit	$22,255	$42,838	$37,935	$64,563

Net income	$6,077	$24,785	$17,394	$38,215
Note 13 – Information on business segments
          SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Senior Vice President and Chief Financial Officer.
          The Company has identified each homebuilding market as an operating segment in accordance with SFAS 131. Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s operating segments have been aggregated into the reportable segments noted below because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Prior to fiscal year 2007, we only had one reportable segment, therefore, we have restated the corresponding items of segment information for earlier periods.
The Company’s homebuilding reportable segments are as follows:
     (1) East (Atlanta, Orlando and Tampa markets)
     (2) West (Dallas, Houston, Phoenix and Denver markets)
          Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments (in thousands):

	Fiscal years ended May 31
	2007	2006	2005
	($ in thousands)
Total Revenues
Homebuilding
East	$272,782	$302,710	$191,932
West	307,998	400,037	307,674

Total Homebuilding	580,780	702,747	499,606
Corporate	210	243	—

Consolidated	$580,990	$702,990	$499,606

Gross profit
East	$50,727	$84,309	$53,722
West	52,279	83,039	64,232

Total Homebuilding	103,006	167,348	117,954
Corporate	210	243	—

Consolidated	$103,216	$167,591	$117,954

Net Income
East	$15,398	$50,432	$31,574
West	7,333	34,626	$27,218

Total Homebuilding	22,731	85,058	58,792
Corporate	1,952	1,413	662

Consolidated	$24,683	$86,471	$59,454

The following table summarizes assets for each of the Company’s reportable segments (in thousands):

	Fiscal years ended May 31
	2007	2006
	($ in thousands)
Assets
Homebuilding
East	$184,913	$206,110
West	222,207	240,318

Total Homebuilding	407,120	446,428
Corporate (1)	9,353	9,757

Consolidated	$416,473	$456,185

(1)	Balance consists of cash from the housing divisions, deferred debt issuance costs and other corporate assets not allocated to the segments

The following table summarizes total expenditures for additions to property and equipment for each of the company’s reportable segments (in thousands):

	Fiscal years ended May 31
	2007	2006
	($ in thousands)
Additions to property and equipment
Homebuilding
East	$2,127	$1,907
West	3,097	4,602

Total Homebuilding	5,224	6,509
Corporate	28	2,140

Consolidated	$5,252	$8,649

     The following table sets forth information relating to home sales revenues by product for the years ended May 31, 2007, 2006 and 2005:

	Fiscal years ended May 31
	2007	2006	2005
	($ in thousands)
Revenue
Product:
Single family homes	$433,160	$512,850	$366,448
Townhomes	57,858	110,256	94,874
Stacked flat condominums	81,148	47,381	—

Total home sales revenue	$572,166	$670,487	$461,322

Note 14 – Subsequent events
     On June 15, 2007, the Company amended certain terms of its unsecured revolving credit facility. The amendment provides for a permanent reduction in the interest coverage ratio to 2.00 to 1.00, from 2.50 to 1.00, and includes a provision allowing such ratio to fall to no less than 1.75 to 1.00 for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The amendment also provides that in the event the interest coverage ratio for any fiscal quarter is less than 2.00 to 1.00, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.00 to 1.00, from 2.25 to 1.00, for such fiscal quarter and (2) the interest rates will increase to the levels set forth in the amendment.