Form 10-Q
period 2007-08-31
Ashton Woods USA L.L.C.
filed 2007-10-15
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
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

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended August 31, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2007	May 31, 2007
	($ in thousands)
Assets
Cash and cash equivalents	$176	$38
Inventory:
Construction in progress and finished homes	158,891	145,434
Land and land under development	217,236	233,504
Real estate not owned	5,158	5,865
Property and equipment, net	7,822	7,405
Accounts receivable	2,285	3,775
Other assets	13,280	14,997
Investments in unconsolidated entities	5,327	5,455

	$410,175	$416,473

Liabilities and Members’ equity
Liabilities
Notes payable	$190,498	$188,039
Customer deposits	6,548	6,917
Liabilities related to real estate not owned	4,145	4,767
Accounts payable and accruals	45,946	43,059

Total liabilities	247,137	242,782
Minority interests in real estate not owned	809	697
Members’ equity	162,229	172,994

	$410,175	$416,473

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	August 31,
	2007	2006
	($ in thousands)
Revenues
Home sales	$97,410	$149,357
Land sales	—	6,982
Other	93	303

	97,503	156,642

Cost of sales
Home sales	91,821	121,496
Land sales	—	2,643

	91,821	124,139

Gross profit
Home sales	5,589	27,861
Land sales	—	4,339
Other	93	303

	5,682	32,503

Expenses
Sales and marketing	7,390	9,241
General and administrative	7,882	10,475
Related party	217	320
Franchise taxes	15	53
Depreciation and amortization	1,309	1,548

	16,813	21,637

Earnings in unconsolidated entities	516	616

Net (loss) income	$(10,615)	$11,482

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	August 31,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net (loss) income	$(10,615)	$11,482
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Earnings in unconsolidated entities	(516)	(616)
Distributions from unconsolidated entities	345	892
Depreciation and amortization	1,309	1,548
Impairment loss recognized on real estate inventory	13,541	5,102
Amortization of deferred debt issuance costs	288	273
Changes in operating assets and liabilities:
Inventory	(10,731)	(27,533)
Accounts receivable	1,490	8,982
Other assets	1,805	(89)
Accounts payable and accruals	2,783	2,791
Customer deposits	(368)	(441)

Net cash (used in) provided by operating activities	(669)	2,391

Cash flows from investing activities:
Return of (investment in) unconsolidated entities	404	(187)
Additions to property and equipment	(1,726)	(1,180)

Net cash used in investing activities	(1,322)	(1,367)

Cash flows from financing activities:
Proceeds from notes payable	19,000	70,000
Repayments of notes payable	(16,541)	(62,041)
Debt issuance costs	(180)	—
Members’ distributions	(150)	(9,145)

Net cash provided by (used in) financing activities	2,129	(1,186)

Increase (decrease) in cash	138	(162)
Cash and cash equivalents, beginning of period	38	181

Cash and cash equivalents, end of period	$176	$19

Supplemental Disclosures:
Non-cash operating activity:
Cash paid for interest (all amounts capitalized)	1,443	2,095
Non-cash distribution of land from joint venture	—	351
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ashton Woods USA L.L.C. (“Ashton Woods” or the “Company”), a limited liability company operating as Ashton Woods Homes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying consolidated financial statements. Certain items in prior period consolidated financial statements have been reclassified to conform to the current presentation. For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission on July 19, 2007.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three months ended August 31, 2007, is not necessarily indicative of the results to be expected for the full year.
Note 2 — Recent Accounting Pronouncements
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt this standard as of June 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position; however, it is not expected to materially affect the Company’s determination of fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.
Note 3 — Inventory
Inventory consists of the following (in thousands):

	August 31, 2007	May 31, 2007
Homes under construction	$158,891	$145,434
Finished lots	112,880	112,886
Land under development	82,990	111,500
Land held for development	15,196	9,118
Land held for sale	6,197	—

	$376,127	$378,938

Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost, unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. If a homebuilding project or land held for development is not stated at cost, such inventories are written down to estimated fair value. Estimated fair value is determined based on management’s estimate of future revenues and costs that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ.
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
Each reporting period, the Company reviews all components of inventory in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the fair value of the community from the carrying value of the community.
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. The Company evaluates, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community are not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as availability of mortgage financing, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.
The impairments recorded during the three months ended August 31, 2007 and 2006 by reportable segment are as follows (in thousands):

	Three Months Ended
	August 31,
	2007	2006
East	$1,527	$2,201
West	12,014	2,901

	$13,541	$5,102

Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable. If the Company intends to terminate an option contract or allow it to expire unexercised, it records a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. In the three months ended August 31, 2007 the Company wrote-off approximately $0.3 million related to terminated option contracts. No deposits were written off in the three months ended August 31, 2006. The write-off of terminated option contracts is not included in the valuation adjustments on finished homes and land held for sale detailed above.
The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during the periods indicated (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Capitalized interest, beginning of period	$16,063	$9,483
Interest incurred	4,551	4,713
Interest amortized to cost of sales	(2,393)	(2,273)

Capitalized interest, end of period	$18,221	$11,923

Note 4 — Consolidated Land Inventory Not Owned
In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right, but not the obligation, to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46(R) issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.
In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties initially to acquire 659 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests. Under these contracts, 145 finished lots remain to be acquired for an aggregate price of $6.3 million. In addition, the Company provided various specific performance guarantees under one of the option purchase contracts, which was deemed the equivalent to providing subordinated financial support to the entity. All of the specific performance requirements have been met. While the Company owns no equity interest in the entities, it must consolidate these entities pursuant to FIN 46 . The consolidation of these variable interest entities added $5.2 million, $4.1 million and $0.8 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at August 31, 2007 and $5.9 million, $4.8 million, and $0.7 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2007.

Land option agreements that did not require consolidation under FIN 46 at August 31, 2007 and May 31, 2007, had an aggregate purchase price of $50.3 million and $56.2 million, respectively. In connection with these agreements, the Company had deposits of $2.6 million and $3.9 million, included in other assets at August 31, 2007 and May 31, 2007, respectively. There were no specific performance requirements with respect to these option agreements.
Note 5 — Investments in Unconsolidated Entities
The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At August 31, 2007 and May 31, 2007, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow accounting principles generally accepted in the United States of America, and the partners share in their profits and losses generally in accordance with their ownership interests. The Company accounts for its interest in these entities under the equity method.
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
The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of August 31, 2007, the Company has entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 509 remain to be purchased with an aggregate remaining purchase price of $18.5 million. These unconsolidated entities had borrowings outstanding totaling $8.5 million and $8.1 million at August 31, 2007 and May 31, 2007, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $1.9 million and $1.5 million at August 31, 2007 and May 31, 2007, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as incurred.
Note 6 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the Company’s warranty liability, which is included in accounts payable and accruals on the condensed consolidated balance sheets. For the three month periods ended August 31, 2007 and August 31, 2006, the warranty liability activity was as follows (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Warranty liability, beginning of period	$6,384	$5,023
Costs accrued during the period	1,120	2,059
Incurred costs during the period	(1,241)	(1,680)

Warranty liability, end of period	$6,263	$5,402

Note 7 — Notes Payable
The Company’s notes payable at August 31, 2007 and May 31, 2007 consist of the following (in thousands):

	August 31, 2007	May 31, 2007
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Unsecured revolving credit facility	63,839	61,339
Secured Note	1,659	1,700

	$190,498	$188,039

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the quarter ended August 31, 2007, the Company was in compliance with the covenants under the Senior Subordinated Notes. As of August 31, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $96.3 million, based on quoted market prices by independent dealers.
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

Once during each fiscal year, (i.e., June 1-May 31), the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0% or $15 million of the facility, to the extension of the senior unsecured credit facility to January 19, 2011.
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
The senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The senior unsecured credit facility also contains covenants requiring the Company to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. As of and for the quarter ended August 31, 2007, the Company was in compliance with the covenants under the senior unsecured credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate of the unsecured bank debt at August 31, 2007, was approximately 6.79%.
Borrowings under the senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured credit facility. At August 31, 2007, the Company had $63.8 million in outstanding borrowings, and $154.8 million (net of letters of credit) in available borrowings as determined by borrowing base limitations defined under the senior unsecured credit facility.
Note 8 — Transactions With Related Parties
A services agreement with a related party provides the Company with a license, development and support for the Company’s computer systems and certain administrative services. The Company pays $600 per home closing quarterly, in arrears, for these services. During the three months ended August 31, 2007 and 2006, $0.2 million and $0.3 million was incurred related to these services, respectively.
The Company has entered into option purchase agreements for for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These entities were considered variable interest entities pursuant to FIN 46 and consolidated by the Company. As of August 31, 2007, the Company had 145 finished lots under contract to be purchased, representing $6.3 million in purchase price.
Note 9 — Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
In the normal course of business, the Company provides standby letters of credit and surety bonds issued to third parties to secure performance under various contracts. As of August 31, 2007 and May 31, 2007, the Company had letters of credit and surety bonds outstanding of $21.1 million and $21.3 million, respectively.

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
The Company has identified each homebuilding market as an operating segment in accordance with SFAS 131. Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s operating segments have been aggregated into the reportable segments noted below because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. Prior to fiscal year 2007, the Company only had one reportable segment, therefore, the Company restated the corresponding items of segment information for earlier periods.
The Company’s homebuilding reportable segments are as follows:
(1) East (Atlanta, Orlando and Tampa markets)

(2) West (Dallas, Houston, Phoenix and Denver markets)
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments (in thousands):

	Three Months Ended
	August 31,
	2007	2006	Change	%
	($ in thousands)
Total revenues
Homebuilding
East	$43,062	$55,800	$(12,738)	(22.8%)
West	54,410	100,780	(46,370)	(46.0%)

Total Homebuilding	97,472	156,580	(59,108)	(37.7%)
Corporate	31	62	(31)	(50.0%)

Consolidated	$97,503	$156,642	$(59,139)	(37.8%)

Gross profit
East	$8,276	$10,456	$(2,180)	(20.8%)
West	(2,625)	21,985	(24,610)	(111.9%)

Total Homebuilding	5,651	32,441	(26,790)	(82.6%)
Corporate	31	62	(31)	(50.0%)

Consolidated	$5,682	$32,503	$(26,821)	(82.5%)

Net (loss) income
East	$244	$1,727	$(1,483)	(85.9%)
West	(11,764)	9,248	(21,012)	(227.2%)

Total Homebuilding	(11,520)	10,975	(22,495)	(205.0%)
Corporate	905	507	398	78.5%

Consolidated	$(10,615)	$11,482	$(22,097)	(192.4%)

The following table summarizes assets for each of the Company’s reportable segments (in thousands):

	August 31, 2007	May 31, 2007	Change	%
	($ in thousands)
Assets
Homebuilding
East	$183,789	$184,913	$(1,124)	(0.6%)
West	217,026	222,207	(5,181)	(2.3%)

Total Homebuilding	400,815	407,120	(6,305)	(1.5%)
Corporate	9,360	9,353	7	0.1%

Consolidated	$410,175	$416,473	$(6,298)	(1.5%)

The following table summarizes total expenditures for additions to property and equipment for each of the Company’s reportable segments (in thousands):

	Three Months Ended
	August 31,
	2007	2006	Change	%
	($ in thousands)
Additions to property and equipment
Homebuilding
East	$497	$715	$(218)	(30.5%)
West	1,229	457	772	168.9%

Total Homebuilding	1,726	1,172	554	47.3%
Corporate	—	6	(6)	(100.0%)

Consolidated	$1,726	$1,178	$548	46.5%

The following table sets forth information relating to home sales revenues by product for the three months ended August 31, 2007 and 2006:

	Three Months Ended
	August 31,
	2007	2006	Change	%
	($ in thousands)
Revenue
Product:
Single family homes	$81,156	$118,717	$(37,561)	(31.6%)
Townhomes	11,715	9,930	1,785	18.0%
Stacked flat condominums	4,539	20,710	(16,171)	(78.1%)

Total home sales revenue	$97,410	$149,357	$(51,947)	(34.8%)

Note 12 — Subsequent events
In September 2007, the Company sold 280 condominium lots in Orlando at the Lakeside community for $10.2 million.

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
Key Results
The continued downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and net income for the three months ended August 31, 2007, from the levels achieved during the first quarter of fiscal year 2007. The following are some of the key results for the three months ended August 31, 2007:

•	Revenues decreased to $97.5 million for the three months ended August 31, 2007, as compared to $156.6 million for three months ended August 31, 2006. The decrease in revenues was a direct result of the 32.3% decrease in the number of homes closed to 361 for the three months ended August 31, 2007 from 533 in the three months ended August 31, 2006.

•	Net loss for the three months ended August 31, 2007 was $10.6 million, a decrease of 192.5% compared to net income of $11.5 million in the three months ended August 31, 2006.

•	Net new home orders for the three months ended August 31, 2007 were 259, representing a decrease of 28.1% as compared to the three months ended August 31, 2006.

•	For the three months ended August 31, 2007, impairments of $13.5 million were recorded, as compared to $5.1 million for the three months ended August 31, 2006.
Overview
The housing market continued to deteriorate during the first quarter of fiscal year 2008, due to, among other things, the continued excess supply of new and used homes available for sale in the marketplace. In addition, the decline in the availability of mortgage lending products exacerbated the oversupply of new and used homes available for sale. Fewer potential homebuyers have been able to qualify for a mortgage loan as compared to a year ago, resulting in a smaller pool of homebuyers and impacting the sale of existing homes by our move-up buyers. In light of market conditions, we will continue to focus on reducing our land inventories and using the cash flows from operations to reduce our level of debt. To that end, we completed the sale of 280 condominium lots in Orlando in September 2007. The sales proceeds of approximately $10 million were primarily used to reduce amounts drawn on our revolving line of credit.
In the three months ended August 31, 2007, we have continued to increase the sales incentives offered to homebuyers and our marketing efforts to stimulate net new home orders and to maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. Despite these efforts, our cancellation rate increased from 35.9% for the three months ended August 31, 2006 to 36.8% for the three months ended August 31, 2007.
Management has continued to be committed to maintaining a strong and conservative balance sheet through the strict control of speculative inventory and curtailment of land acquisition activities. As of August 31, 2007, we had 212 homes at various stages of completion (of which 63 homes were completed) for which we did not have a sales contract (“spec homes”) as compared to 176 total spec homes at August 31, 2006 (of which 57 were completed). In addition, our desire to maintain a conservative balance sheet has resulted in a land supply under our historical four-year supply target as we have tightened our underwriting guidelines for new land acquisitions. As of August 31, 2007, our supply of land controlled for use in our homebuilding operations was 3.4 years, consisting of a 2.5 year supply of owned land and a 0.9 year supply of land controlled through option contracts. Management will continue to evaluate the land supply in relation to the overall health of the homebuilding environment and will adjust land supply accordingly in the future.
Market Outlook
We believe the continuing deterioration of the homebuilding market throughout the three months ended August 31, 2007 reflects a significant and protracted downturn. In addition, we believe the continued high level of new and resale inventory available for sale in the market, the reduced level of consumer confidence and higher mortgage interest rates coupled with tightened mortgage lending standards will continue to negatively impact demand for new homes for the foreseeable future. As a result, we have made significant adjustments in our operations, including, among other things, reductions in sales and marketing and general and administrative expenses, reduced construction costs, reduced land acquisitions and increased sales incentives. These adjustments were made to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and potentially additional inventory impairments in the future.
In addition, the demand for new homes has declined as consumers continue to see home prices adjust downward which has contributed to the weakening in consumer confidence.

RESULTS OF OPERATIONS
The following tables set forth the key operating and financial data for our operations as of and for the three months ended August 31, 2007 and 2006:

	Three Months Ended
	August 31,
	2007	2006	Change	%
	($ in thousands)
Statement of Operations Data:
Revenues
Home sales	$97,410	$149,357	$(51,947)	(34.8%)
Land sales	—	6,982	(6,982)	(100.0%)
Other	93	303	(210)	(69.3%)

	97,503	156,642	(59,139)	(37.8%)

Cost of sales
Home sales	91,821	121,496	(29,675)	(24.4%)
Land sales	—	2,643	(2,643)	(100.0%)

	91,821	124,139	(32,318)	(26.0%)

Gross profit
Home sales	5,589	27,861	(22,272)	(79.9%)
Land sales	—	4,339	(4,339)	(100.0%)
Other	93	303	(210)	(69.3%)

	5,682	32,503	(26,821)	(82.5%)

Expenses
Sales and marketing	7,390	9,241	(1,851)	(20.0%)
General and administrative	7,882	10,475	(2,593)	(24.8%)
Related Party	217	320	(103)	(32.2%)
Franchise taxes	15	53	(38)	(71.7%)
Depreciation and amortization	1,309	1,548	(239)	(15.4%)

	16,813	21,637	(4,824)	(22.3%)

Earnings in unconsolidated entities	516	616	(100)	(16.2%)

Net (loss) income	$(10,615)	$11,482	$(22,097)	(192.4%)

Other Data:
Home gross margin (1)	5.7%	18.7%	(13.0%)	(69.5%)
Ratio of sales and marketing, general and administrative and related party expenses to revenues	15.9%	12.8%	3.1%	24.2%
Ratio of net (loss) income to revenues	(10.9%)	7.3%	(18.2%)	(249.3%)
EBITDA (2)	$(6,898)	$15,356	$(22,254)	(144.9%)
Net new home orders	259	360	(101)	(28.1%)
Backlog (units) at end of period	719	1,076	(357)	(33.2%)

(1)	Home gross margin is defined as home sales revenues less costs of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, land impairments and closing costs, as a percent of home sales revenue.

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
The following is a reconciliation of EBITDA to net income, the most directly comparable GAAP measure:

	Three Months Ended
	August 31,
	2007	2006
	($ in thousands)
Net (loss) income	$(10,615)	$11,482
Franchise taxes	15	53
Depreciation and amortization	1,309	1,548
Interest expense in cost of sales	2,393	2,273

EBITDA	$(6,898)	$15,356

In the three months ended August 31, 2007 and 2006, we recognized non-cash impairment charges of $13.5 million and $5.1 million respectively. Consequently, EBITDA during each of those quarters was reduced by these non-cash charges Additionally, if we intend to terminate an option contract or allow it to expire unexercised, we record a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. In the three months ended August 31, 2007, we wrote-off approximately $0.3 million related to terminated option contracts. No deposits were written off in the three months ended August 31, 2006.
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
Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006
Revenues. Revenues decreased 37.8%, or $59.1 million, for the three months ended August 31, 2007 to $97.5 million, as compared to $156.6 million for three months ended August 31, 2006. We experienced a 32.3% decrease in homes closed to 361 in the three months ended August 31, 2007 from 533 in the three months ended August 31, 2006. In the three months ended August 31, 2007, homes closed decreased in almost all of our markets due to the overall decline in the housing industry. The impact of this decline was intensified by an increase in cancellations — 36.8% for three months ended August 31, 2007 compared to 35.9% for the three months ended August 31, 2006. The average sales price per home closed decreased by $23,000 per home or 7.9% to $270,000 in the three months ended August 31, 2007, as compared to $293,000 in the three months ended August 31, 2006, due to an increase in sales incentives during the three months ended August 31, 2007 as compared to the three months ended August 31, 2006.
We had no revenue from land sales for the three months ended August 31, 2007 as compared to land sale revenues of $7.0 million in the three months ended August 31, 2006, primarily as a result of identifying no parcels of land or finished lots that no longer fit within our home development program during the 2007 period. Land sales are incidental to the business of building and selling homes.
Gross Margins. Home gross margins were 5.7% for three months ended August 31, 2007, compared to 18.7% in the three months ended August 31, 2006. The decrease in our home gross margins was primarily due to $13.5 million in impairment expense related to our real estate inventory recognized in the three months ended August 31,

2007 compared to $5.1 million in the three months ended August 31, 2006 and an increase in sales incentives offered in three months ended August 31, 2007 as compared to the three months ended August 31, 2006.
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $7.4 million for the three months ended August 31, 2007, or 8.0% of revenues, compared to $9.2 million in the three months ended August 31, 2006, or 5.9% of revenues. The dollar decrease of $1.9 million, or 20.0%, was primarily due to a decrease in sales commissions due to the 32.4% decrease in homes closed, offset in part by an increase in marketing costs experienced by all divisions.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $8.1 million in the three months ended August 31, 2007, or 8.3% of revenues, compared to $10.8 million in the three months ended August 31, 2006, or 6.9% of revenues. The dollar decrease of $2.7 million resulted primarily from decreased compensation costs attributable to the decrease in net earnings, as all bonuses earned by corporate and division management are partially based on our profitability.
Net (Loss) Income. Net (loss) income decreased $22.1 million, or 192.4%, to a net loss of $10.6 million in the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The decrease resulted primarily from the increase in impairment charges of $13.5 million in the three months ended August 31, 2007 as compared to $5.1 million in the three months ended August 31, 2006. Additionally, the decrease was due to the 32.3% decrease in homes closed, 69.5% decrease in home gross margins, as well as an increase in sales and marketing and general and administrative expenses as a percentage of total revenues.
Net New Home Orders and Backlog. Net new home orders decreased 28.1%, or 101 orders, during the three months ended August 31, 2007, as compared to the three months ended August 31, 2006. The decrease was the result of a decrease in our active communities, the decrease in the number of homes available for sale, the continued increase in cancellations and the continued decline in consumer demand for new homes.
Net new home orders in Atlanta decreased in the three months ended August 31, 2007 to 56, as compared to 88 in the three months ended August 31, 2006, representing a decrease of 32 orders, or 36.4%. The decrease was due to the decrease in active communities from 10 to eight and the continued decline in consumer demand for new homes.
Net new home orders in Orlando increased slightly to 31 in the three months ended August 31, 2007, as compared to 27 in the three months ended August 31, 2006. This increase of four orders, or 14.8%, was due to a 55% cancellation rate in the three months ended August 31, 2006 as compared to 26.2% in the three months ended August 31, 2007.
Net new home orders in Tampa increased slightly in the three months ended August 31, 2007 to 17, as compared to 13 in the three months ended August 31, 2006, representing an increase of four orders, or 30.8%. This increase was primarily due to the higher 31.6% cancellation rate in the three months ended August 31, 2006, as compared to a 22.7% cancellation rate in the three months ended August 31, 2007.
Net new home orders in Dallas decreased to 45 in the three months ended August 31, 2007, as compared to 94 in the three months ended August 31, 2006. This decrease of 49 orders, or 52.1%, reflects the continued decline in overall market conditions.
Net new home orders in Houston decreased in the three months ended August 31, 2007 to 59, as compared to 121 in the three months ended August 31, 2006, representing a decrease of 62 orders, or 51.2%. The decrease was due to the decrease in active communities from 13 to 10 and the continued decline in consumer demand for new homes.
Net new home orders in Phoenix increased to 43 in the three months ended August 31, 2007, as compared to 17 in the three months ended August 31, 2006, representing an increase of 26 units, or 152.9%. The increase in net new home orders is principally due to an improvement in the cancellation rate from 75.0% in the three months ended August 31, 2006 to 48.8% for the three months ended August 31, 2007.
Backlog as of August 31, 2007 was 719 homes, representing a sales value of $216.1 million and a decrease in the sales value of backlog of $109.0 million, or 33.5%, at August 31, 2007 as compared to the sales value of backlog of $325.1 million at the end of three months ended August 31, 2006. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% — 20% of the gross new orders recorded in any reporting period, which resulted in 80% - 85% of the number of units in our backlog closing under existing sales contracts. However, during the three months ended August 31, 2007, we experienced cancellations of gross new home orders of approximately 37%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% of the number of units in our backlog will close under existing sales contracts during the remainder of fiscal year 2008.
Homebuilding Segments
     We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At August 31, 2007, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:
East: Atlanta, Orlando and Tampa
West: Dallas, Houston, Phoenix and Denver
Selected Financial and Operational Data

	Three Months Ended
	August 31,
	2007	2006	Change	%
	($ in thousands)
Total Revenues
Homebuilding
East	$43,062	$55,800	$(12,738)	(22.8%)
West	54,410	100,780	(46,370)	(46.0%)

Total Homebuilding	97,472	156,580	(59,108)	(37.7%)
Corporate	31	62	(31)	(50.0%)

Consolidated	$97,503	$156,642	$(59,139)	(37.8%)

Gross profit
Homebuilding
East	$8,276	$10,456	$(2,180)	(20.8%)
West	(2,625)	21,985	(24,610)	(111.9%)

Total Homebuilding	5,651	32,441	(26,790)	(82.6%)
Corporate	31	62	(31)	(50.0%)

Consolidated	$5,682	$32,503	$(26,821)	(82.5%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Homes closed (units):

Atlanta	55	113	(58)	(51.3%)
Orlando	67	89	(22)	(24.7%)
Tampa	17	2	15	750.0%

East	139	204	(65)	(31.9%)

Dallas	81	131	(50)	(38.2%)
Houston	73	106	(33)	(31.1%)
Phoenix	57	92	(35)	(38.0%)
Denver	11	—	11	n/m

West	222	329	(107)	(32.5%)

Company total	361	533	(172)	(32.3%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Average sales price per home closed ($ in thousands):

Atlanta	$280	$278	$2	0.7%
Orlando	326	267	59	22.1%
Tampa	342	313	29	9.3%

East	310	272	38	14.0%

Dallas	219	222	(3)	(1.4%)
Houston	223	213	10	4.7%
Phoenix	305	456	(151)	(33.1%)
Denver	271	—	271	n/m

West	245	306	(61)	(19.9%)

Company total	$270	$293	$(23)	(7.9%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Net new home orders (units):

Atlanta	56	88	(32)	(36.4%)
Orlando	31	27	4	14.8%
Tampa	17	13	4	30.8%

East	104	128	(24)	(18.8%)

Dallas	45	94	(49)	(52.1%)
Houston	59	121	(62)	(51.2%)
Phoenix	43	17	26	152.9%
Denver	8	—	8	n/m

West	155	232	(77)	(33.2%)

Company total	259	360	(101)	(28.1%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Active communities at end of period:

Atlanta	8	10	(2)	(20.0%)
Orlando	6	8	(2)	(25.0%)
Tampa	3	3	—	0.0%

East	17	21	(4)	(19.0%)

Dallas	11	11	—	0.0%
Houston	10	13	(3)	(23.1%)
Phoenix	8	8	—	0.0%
Denver	1	—	1	n/m

West	30	32	(2)	(6.3%)

Company total	47	53	(6)	(11.3%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Backlog (units) at end of period:

Atlanta	83	178	(95)	(53.4%)
Orlando	90	281	(191)	(68.0%)
Tampa	32	46	(14)	(30.4%)

East	205	505	(300)	(59.4%)

Dallas	176	253	(77)	(30.4%)
Houston	141	184	(43)	(23.4%)
Phoenix	178	134	44	32.8%
Denver	19	—	19	n/m

West	514	571	(57)	(10.0%)

Company total	719	1,076	(357)	(33.2%)

	Three Months Ended
	August 31,
	2007	2006	Change	%
Sales value of backlog at end of period ($ in thousands):

Atlanta	$26,786	$51,139	$(24,353)	(47.6%)
Orlando	36,321	94,844	(58,523)	(61.7%)
Tampa	11,367	18,030	(6,663)	(37.0%)

East	74,474	164,013	(89,539)	(54.6%)

Dallas	40,203	60,964	(20,761)	(34.1%)
Houston	33,243	43,780	(10,537)	(24.1%)
Phoenix	63,105	56,383	6,722	11.9%
Denver	5,116	—	5,116	n/m

West	141,667	161,127	(19,460)	(12.1%)

Company total	$216,141	$325,140	$(108,999)	(33.5%)

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006
Homebuilding East: Revenues decreased to $43.1 million for the three months ended August 31, 2007 from $55.8 million for the three months ended August 31, 2006. The decrease in revenues was primarily due to a 31.9% decrease in the number of homes closed, partially offset by a 14.0% increase in the average sales price of homes closed. Homes closed in Atlanta and Orlando decreased 51.3% and 24.7%, respectively, due to continued weakening in the demand for new homes in these markets. Homes closed in Tampa increased slightly, primarily due to a decrease in the cancellation rate from 31.6% in the three months ended August 31, 2006, to 22.7% in the three months ended August 31, 2007. Since land sales are incidental to our business of building and selling homes, we generally sell only parcels of land and finished lots that do not fit with our home development program. The absence of land sales revenue was a result of not having identified any parcels of land or finished lots that did not fit with our home development program during the three months ended August 31, 2007.
Gross profit decreased $2.2 million, or (20.8%), for the three months ended August 31, 2007, compared to the three months ended August 31, 2006, primarily as a result of increased sales incentives offered to homebuyers and $1.5 million of inventory valuation adjustments. Gross margins were 19.2% for the three months ended August 31, 2007, compared to 18.7% for the three months ended August 31, 2006.
Homebuilding West: Revenues decreased 46.0% for the three months ended August 31, 2007 to $54.4 million from $100.8 million in the three months ended August 31, 2006. The decrease in revenues was primarily due to the 38.2% decrease in the number of homes closed in Dallas, the 31.1% decrease in the number of homes closed in Houston and the 38.0% decrease in the number of homes closed in Phoenix, offset slightly by an increase in homes closed in Denver. The average sales price of homes delivered decreased 19.9% in the region primarily due to a 33.1% decrease in the average sales price in Phoenix and a decrease in the number of homes closed in higher priced communities. These decreases were offset somewhat by the slight increases in average sales prices experienced in Houston which had a greater percentage of move-up single-family homes during the three months ended August 31, 2007, compared to the three months ended August 31, 2006.
Gross profit decreased $24.6 million, or 111.9%, for the three months ended August 31, 2007, compared to the three months ended August 31, 2006, primarily as a result of $12.0 million of inventory valuation adjustments, a decrease in gross profit from land sales of $7.0 million and increased sales incentives offered to homebuyers. Gross margins were (4.8%) for the three months ended August 31, 2007, compared to 21.8% for the three months ended August 31, 2006.
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
As of August 31, 2007, our ratio of total debt to total capitalization was 54.0%, compared to 52.1% as of May 31, 2007. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
Operating Cash Flow. During the three months ended August 31, 2007, we used approximately $0.7 million from our operating activities. We had a net loss of $10.6 million and a $10.7 million increase in inventory supply for future production, which was partially offset by an impairment loss of $13.5 million.
During the three months ended August 31, 2006, we generated approximately $2.4 million from our operating activities as a result of a reduction in accounts receivable of $9.0 million and net income of $11.5 million, which was offset by a $27.5 million increase in inventory supply for future production.

Investing Cash Flow. Cash used in investing activities totaled $1.3 million for the three months ended August 31, 2007, which reflected additions to capital assets of $1.7 million offset in part by a return of investment in unconsolidated entities of $0.4 million.
For the three months ended August 31, 2006, cash used in investing activities totaled $1.4 million due to a decrease of $1.2 million in investments in property and equipment and a $0.2 million decrease in investments in unconsolidated entities.
Financing Cash Flow. During the three months ended August 31, 2007, cash provided by financing activities totaled $2.1 million, which included borrowings under our senior unsecured credit facility of $19.0 million and repayments of amounts outstanding under our senior unsecured credit facility of $16.5 million.
During the three months ended August 31, 2006, net cash used by financing activities totaled $1.2 million. The Company incurred borrowings under its senior unsecured credit facility of $70.0 million, made repayments of amounts outstanding under its senior unsecured credit facility of $62.0 million and made distributions of $9.1 million to its members for payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Credit Facility. In December 2005, we entered into an amended senior unsecured credit facility. The senior unsecured credit facility provides for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and includes an accordion feature by which we may request, subject to certain conditions, an increase of the senior unsecured credit facility up to a maximum of $400.0 million. The senior unsecured credit facility provides for the issuance of up to $50.0 million in letters of credit. At August 31, 2007, we had available borrowing capacity under this facility of $154.8 million as determined by borrowing base limitations defined in the agreement. Our obligations under the amended senior unsecured credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests.
Once during each fiscal year, (i.e., June 1-May 31), we may request that the lenders extend the maturity date by an additional year. On January 10, 2007, we amended the senior unsecured credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, we obtained consent from an additional lender representing 5.0%, or $15 million, of the facility, to the extension of the senior unsecured credit facility to January 19, 2011.
The senior unsecured credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting our ability to incur additional indebtedness; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. The senior unsecured credit facility also contains covenants requiring us to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, we entered into another amendment to the senior unsecured credit facility which provides for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and includes a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provides that in the event our interest coverage ratio for any fiscal quarter is less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior unsecured credit facility will increase to the levels set forth in the amendment. As of and for the three months ended August 31, 2007, we were in compliance with the covenants under the senior unsecured credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees. The effective interest rate of the unsecured bank debt at August 31, 2007, was approximately 6.79%.
Borrowings under the senior unsecured credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured credit facility. At August 31, 2007, we had $63.8 million in outstanding borrowings, and $154.8 million in available borrowings under the senior unsecured credit facility.

9.5% Senior Subordinated Notes. In September 2005, we and Ashton Woods Finance Co., our 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. We may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured credit facility. We do not have any independent operations or assets apart from our investments in our subsidiaries. As of August 31, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $96.3 million, based on quoted market prices by independent dealers.
The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior unsecured credit facility, the financial covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected. As of and for the three months ended August 31, 2007, we were in compliance with the covenants under the senior subordinated notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises generally accepted accounting principles (“GAAP”) for companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements.
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
Basis of Presentation. Our financial statements include the accounts of Ashton Woods USA L.L.C. and all of its wholly-owned, majority-owned and controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. We have also consolidated certain variable interest entities from which we are purchasing lots under option purchase contracts, under the requirements of FASB Interpretation No. 46(R).
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

We recorded $13.5 million of impairment losses during the three months ended August 31, 2007 as compared to $5.1 million of impairment losses in the three months ended August 31, 2006, as set forth in the table below (in thousands):

	Three Months Ended
	August 31,
	2007	2006
Atlanta	$301	$50
Orlando	106	—
Tampa	1,120	2,151

East	1,527	2,201

Dallas	$668	$647
Houston	90	—
Phoenix	9,742	2,254
Denver	1,514	—

West	12,014	2,901

Company total	$13,541	$5,102

Consolidation of Variable Interest Entities. In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). On December 24, 2003, FIN 46 was replaced by FIN 46(R). FIN 46(R) requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46(R). As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
In applying the provisions of FIN 46(R), we evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated.
Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46(R), we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been estimated to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no significant debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.
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
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL COMMITMENTS
Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior unsecured credit facility. As of August 31, 2007, our contractual obligations have not changed materially from those reported in the footnotes of our audited consolidated financial statements for the fiscal year ended May 31, 2007 and as reported in our Form 10-K for the fiscal year then ended filed with the Securities and Exchange Commission on July 19, 2007.
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
Under option contracts without specific performance provisions, our liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. As of August 31, 2007, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise $56.6 million of our land options, which includes cash deposits totaling an aggregate of approximately $3.2 million.
Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46(R) issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties initially to acquire 659 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests. Under these contracts, 145 finished lots remain to be acquired for an aggregate price of $6.3 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46 . The consolidation of these variable interest entities added $5.2 million, $4.1 million and $0.8 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at August 31, 2007 and added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2007.
We participate in a number of land development entities with equity investments of 50% or less and do not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $1.9 million and $1.5 million at August 31, 2007 and May 31, 2007, respectively.
Cautionary Statements Regarding Forward-looking Information
This report contains forward-looking statements, which represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,’’ “project,’’ “believe,’’ “expect,’’ “anticipate,’’ “intend,’’ “plan,’’ “foresee,’’ “likely,’’ “will,’’ “goal,’’ “target’’ or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in sections captioned Overview and Financial Condition and Liquidity. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of August 31, 2007 we have not entered into any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of August 31, 2007, we had a total of $63.8 million of floating rate debt outstanding under our senior unsecured credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. As of August 31, 2007, we were not a party to any interest rate swap agreements.
Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of August 31, 2007, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, as of August 31, 2007, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.
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
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Robert Salomon
Chief Financial Officer

Date: October 15, 2007

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

1