Form 10-Q
period 2007-11-30
Ashton Woods USA L.L.C.
filed 2008-01-14
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended November 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2007	May 31, 2007
	($ in thousands)
Assets
Cash and cash equivalents	$584	$38
Inventory:
Construction in progress and finished homes	147,697	145,434
Land and land under development	197,758	233,504
Real estate not owned	5,374	5,865
Property and equipment, net	7,729	7,405
Accounts receivable	7,218	3,775
Other assets	13,427	14,997
Investments in unconsolidated entities	5,299	5,455

	$385,086	$416,473

Liabilities and Members’ equity
Liabilities
Notes payable	$185,956	$188,039
Customer deposits	5,034	6,917
Liabilities related to real estate not owned	4,441	4,767
Accounts payable and accruals	42,397	43,059

Total liabilities	237,828	242,782
Minority interests in real estate not owned	748	697
Members’ equity	146,510	172,994

	$385,086	$416,473

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Revenues
Home sales	$101,980	$129,051	$199,390	$278,407
Land sales	12,023	230	12,023	7,212
Other	159	156	252	459

	114,162	129,437	211,665	286,078

Cost of sales
Home sales	105,494	107,806	197,314	229,389
Land sales	7,462	118	7,462	2,597

	112,956	107,924	204,776	231,986

Gross (loss) profit
Home sales	(3,514)	21,245	2,076	49,018
Land sales	4,561	112	4,561	4,615
Other	159	156	252	459

	1,206	21,513	6,889	54,092

Expenses
Sales and marketing	7,800	8,158	15,190	17,563
General and administrative	7,526	9,349	15,409	19,730
Related party	215	279	432	599
Franchise taxes	21	53	36	113
Depreciation and amortization	1,386	1,447	2,695	2,995

	16,948	19,286	33,762	41,000

Earnings in unconsolidated entities	640	823	1,156	1,440

Net (loss) income	$(15,102)	$3,050	$(25,717)	$14,532

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,
	2007	2006
	($ in thousands)
Cash flows from operating activities:
Net (loss) income	$(25,717)	$14,532

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Earnings in unconsolidated entities	(1,156)	(1,440)
Distributions from unconsolidated entities	913	2,305
Depreciation and amortization	2,695	2,995
Impairment loss recognized on real estate inventory	34,831	9,479
Changes in operating assets and liabilities:
Inventory	(755)	(31,387)
Accounts receivable	(3,442)	10,821
Other assets	1,428	880
Accounts payable and accruals	(692)	(8,911)
Customer deposits	(1,883)	(306)

Net cash provided by (used in) operating activities	6,222	(1,032)

Cash flows from investing activities:
Return of (investments in) unconsolidated entities	404	(187)
Additions to property and equipment	(3,020)	(2,523)

Net cash used in investing activities	(2,616)	(2,710)

Cash flows from financing activities:
Proceeds from notes payable	37,000	108,000
Repayments of notes payable	(39,083)	(84,069)
Debt issuance costs	(209)	—
Members’ distributions	(768)	(20,310)

Net cash (used in) provided by financing activities	(3,060)	3,621

Increase (decrease) in cash	546	(121)
Cash and cash equivalents, beginning of period	38	181

Cash and cash equivalents, end of period	$584	$60

Supplemental Disclosures:
Cash paid for interest (all amounts capitalized)	$8,548	$9,778
Non-cash operating activity:
Non-cash distribution of land from joint venture	—	472
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statement of operations for the three and six months ended November 30, 2007, is not necessarily indicative of the results to be expected for the full year.
Note 2 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. The Company will be required to adopt this standard as of June 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position; however, it is not expected to materially affect the Company’s determination of fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159; however, it is not expected to have a material impact on its financial position, results of operations or cash flows.
Note 3 — Inventory
Inventory consists of the following:

	November 30, 2007	May 31, 2007
	($ in thousands)
Construction in progress and finished homes	$147,697	$145,434
Land and land under development:
Finished lots	113,215	112,886
Land under development	60,895	111,500
Land held for development	23,648	9,118

	$345,455	$378,938

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
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. The Company evaluates, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as availability of mortgage financing, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.

The impairments recorded during the three and six months ended November 30, 2007 and 2006 by reportable segment are as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
East	$7,924	$—	$9,451	$2,201
West	13,366	4,377	25,380	7,278

	$21,290	$4,377	$34,831	$9,479

Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable. If the Company intends to terminate an option contract or allow it to expire unexercised, it records a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. In the three months ended November 30, 2007 the Company did not write-off any deposits related to terminated option contracts. In the six months ended November 30, 2007, the Company wrote off $0.3 million related to terminated option contracts. For the three and six months ended November 30, 2006, no deposits were written off. The write-off of terminated option contracts is not included in the valuation adjustments on finished homes and land held for sale as detailed above but is included as a component of cost of sales.
The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during the periods indicated:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Capitalized interest, beginning of period	$18,221	$11,923	$16,063	$9,483
Interest incurred	4,515	4,957	9,066	9,670
Interest amortized to cost of sales	(3,579)	(2,997)	(5,972)	(5,270)

Capitalized interest, end of period	$19,157	$13,883	$19,157	$13,883

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
In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties which have created variable interests. Under these contracts, initially to acquire 655 finished lots at an aggregate price of approximately $33.0 million, 139 finished lots remain to be acquired for an aggregate price of $6.9 million. In addition, the Company provided various specific performance guarantees under one of the option purchase contracts, which was deemed the equivalent to providing subordinated financial support to the entity. All of the specific performance requirements have been met. While the Company owns no equity interest in the entities, it must consolidate these entities pursuant to FIN 46. The consolidation of these variable interest entities added $5.4 million, $4.4 million and $0.7 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at November 30, 2007 and $5.9 million, $4.8 million, and $0.7 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2007.
Land option agreements that did not require consolidation under FIN 46 at November 30, 2007 and May 31, 2007,

had an aggregate purchase price of $51.8 million and $56.2 million, respectively. In connection with these agreements, the Company had deposits of $2.9 million and $3.9 million, included in other assets at November 30, 2007 and May 31, 2007, respectively. There were no specific performance requirements with respect to these option agreements.
Note 5 — Investments in Unconsolidated Entities
The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At November 30, 2007 and May 31, 2007, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow accounting principles generally accepted in the United States of America, and the partners share in their profits and losses generally in accordance with their ownership interests. The Company accounts for its interest in these entities under the equity method.
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
The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of November 30, 2007, the Company has entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 494 remain to be purchased with an aggregate remaining purchase price of $18.0 million. These unconsolidated entities had borrowings outstanding totaling $9.4 million and $8.1 million at November 30, 2007 and May 31, 2007, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $2.6 million and $1.5 million at November 30, 2007 and May 31, 2007, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as incurred.
Note 6 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the Company’s warranty liability, which is included in accounts payable and accruals on the condensed consolidated balance sheets. For the three and six months ended November 30, 2007 and November 30, 2006, the warranty liability activity was as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Warranty liability, beginning of period	$6,263	$5,402	$6,384	$5,023
Costs accrued during the period	1,208	1,901	2,328	3,960
Incurred costs during the period	(1,136)	(1,691)	(2,377)	(3,371)

Warranty liability, end of period	$6,335	$5,612	$6,335	$5,612

Note 7 — Notes Payable
The Company’s notes payable at November 30, 2007 and May 31, 2007 consist of the following:

	November 30, 2007	May 31, 2007
	($ in thousands)
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Senior unsecured revolving credit facility	59,339	61,339
Secured note	1,617	1,700

	$185,956	$188,039

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured revolving credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured revolving credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the quarter ended November 30, 2007, the Company was in compliance with the covenants under the Senior Subordinated Notes. As of November 30, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $85.0 million, based on quoted market prices by independent dealers.
In December 2005, the Company entered into an amended senior unsecured revolving credit facility. The senior revolving credit facility originally provided for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and included an accordion feature by which the Company may request, subject to certain conditions, an increase of the senior unsecured revolving credit facility up to a maximum of $400.0 million. On December 20, 2007, the senior revolving credit facility was amended to reduce the maximum borrowing capacity to $250.0 million, among other things. See Note 12 – Subsequent events for further discussion. The senior unsecured revolving credit facility provided for the issuance of up to $50.0 million in letters of credit. See Note 9 – Contingencies for further discussion of letters of credit. The Company’s obligations under the amended senior unsecured revolving credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests.
Once during each fiscal year, (i.e., June 1-May 31), the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior unsecured revolving credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the original facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0% or $15.0 million of the original facility, to the extension of the senior unsecured revolving credit facility to January 19, 2011.
The senior unsecured revolving credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50.0 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The senior unsecured revolving credit facility also contains covenants requiring the Company to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. As of and for the quarter ended November 30, 2007, the Company was in compliance with the covenants under the senior unsecured revolving credit facility.
On June 15, 2007, the Company amended certain terms of its senior unsecured revolving credit facility. The amendment provided for a permanent reduction in the interest coverage ratio to 2.00 to 1.00, from 2.50 to 1.00, and included a provision allowing such ratio to fall to no less than 1.75 to 1.00 for up to three consecutive fiscal quarters in any rolling four fiscal quarter periods ending on or before May 31, 2009. The amendment also provided that in the event the interest coverage ratio for any fiscal quarter is less than 2.00 to 1.00, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.00 to 1.00, from 2.25 to 1.00, for such fiscal quarter and (2) the interest rates will increase to the levels set forth in the amendment. The terms of this amendment were superseded by the December 20, 2007 amendment. See Note 12 – Subsequent events for further discussion.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate under the facility at November 30, 2007, was approximately 6.16%.
Borrowings under the senior unsecured revolving credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured revolving credit facility. At November 30, 2007, the Company had $59.3 million in outstanding borrowings and $153.1 million (net of letters of credit) in available borrowings as determined by borrowing base limitations defined under the senior unsecured revolving credit facility.
Note 8 — Transactions With Related Parties
A services agreement with a related party provides the Company with a license, development and support for the Company’s computer systems and certain administrative services. The Company pays $600 per home closing quarterly, in arrears, for these services. During the three and six months ended November 30, 2007 and 2006, $0.2 million and $0.4 million, respectively, was incurred related to these services.
The Company has entered into option purchase agreements for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These entities were considered variable interest entities pursuant to FIN 46 and consolidated by the Company. As of November 30, 2007, the Company had 139 finished lots under contract to be purchased, representing $6.9 million in purchase price.

Note 9 — Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
In the normal course of business, the Company provides standby letters of credit and surety bonds issued to third parties to secure performance under various contracts. As of November 30, 2007 and May 31, 2007, the Company had letters of credit and surety bonds outstanding of $23.6 million and $21.3 million, respectively.
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

The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
	($ in thousands)				($ in thousands)
Total revenues
Homebuilding
East	$57,252	$49,301	$7,951	16.1%	$100,315	$105,101	$(4,786)	(4.6%)
West	56,897	80,090	(23,193)	(29.0%)	111,307	180,870	(69,563)	(38.5%)

Total Homebuilding	114,149	129,391	(15,242)	(11.8%)	211,622	285,971	(74,349)	(26.0%)
Corporate	13	46	(33)	(71.7%)	43	107	(64)	(59.8%)

Consolidated	$114,162	$129,437	$(15,275)	(11.8%)	$211,665	$286,078	$(74,413)	(26.0%)

Gross profit (loss)
East	$5,157	$11,449	$(6,291)	(54.9%)	$13,434	$21,905	$(8,471)	(38.7%)
West	(3,964)	10,018	(13,982)	(139.6%)	(6,589)	32,079	(38,668)	(120.5%)

Total Homebuilding	1,193	21,467	(20,273)	(94.4%)	6,845	53,984	(47,139)	(87.3%)
Corporate	13	46	(33)	(71.7%)	44	108	(64)	(59.3%)

Consolidated	$1,206	$21,513	$(20,306)	(94.4%)	$6,889	$54,092	$(47,203)	(87.3%)

Net (loss) income
East	$(2,298)	$3,344	$(5,642)	(168.7%)	$(2,054)	$5,194	$(7,248)	(139.5%)
West	(12,809)	(743)	(12,066)	1624.0%	(24,574)	8,574	(33,148)	(386.6%)

Total Homebuilding	(15,107)	2,601	(17,708)	(680.8%)	(26,628)	13,768	(40,396)	(293.4%)
Corporate	5	449	(444)	(98.9%)	911	764	147	19.2%

Consolidated	$(15,102)	$3,050	$(18,152)	(595.1%)	$(25,717)	$14,532	$(40,249)	(277.0%)

The following table summarizes assets for each of the Company’s reportable segments:

	November 30,
	2007	May 31, 2007	Change	%
	($ in thousands)
Assets
Homebuilding
East	$166,435	$184,913	$(18,478)	(10.0%)
West	209,715	222,207	(12,492)	(5.6%)

Total Homebuilding	376,150	407,120	(30,970)	(7.6%)
Corporate	8,936	9,353	(417)	(4.5%)

Consolidated	$385,086	$416,473	$(31,387)	(7.5%)

The following table summarizes total expenditures for additions to property and equipment for each of the Company’s reportable segments:

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
	($ in thousands)				($ in thousands)
Additions to property and equipment
Homebuilding
East	$454	$479	$(25)	(5.2%)	$952	$1,195	$(243)	(20.3%)
West	839	852	(13)	(1.5%)	2,068	1,309	759	58.0%

Total Homebuilding	1,293	1,331	(38)	(2.9%)	3,020	2,504	516	20.6%
Corporate	—	13	(13)	(100.0%)	—	19	(19)	(100.0%)

Consolidated	$1,293	$1,344	$(51)	(3.8%)	$3,020	$2,523	$497	19.7%

The following table sets forth information relating to home sales revenues by product for the three and six months ended November 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
	($ in thousands)				($ in thousands)
Revenue
Product:
Single family homes	$83,064	$100,270	$(17,206)	(17.2%)	$164,220	$218,984	$(54,764)	(25.0%)
Townhomes	16,046	13,403	2,643	19.7%	27,760	23,334	4,426	19.0%
Stacked flat condominums	2,870	15,378	(12,508)	(81.3%)	7,410	36,089	(28,679)	(79.5%)

Total home sales revenue	$101,980	$129,051	$(27,071)	(21.0%)	$199,390	$278,407	$(79,017)	(28.4%)

Note 12 — Subsequent events
On December 20, 2007, the Company amended certain terms of its senior unsecured revolving credit facility (the “December Amendment”). The December Amendment provides for (1) maintenance of tangible net worth of $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which Consolidated Earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued or sold after November 30, 2007, (2) a leverage ratio ranging from a ratio of 2.00 to 1.00 to a ratio of 1.00 to 1.00 depending on the interest coverage ratio at the time of measurement, (3) an interest coverage ratio of 2.00 to 1.00, provided that the interest coverage ratio may be less than 2.00 to 1.00 for any quarter so long as the number of quarters ending after November 30, 2007 in which it is less than 1.50 to 1.00 does not exceed eight and the number of quarters in which the ratio is less than 0.50 to 1.00 does not exceed four, and (4) minimum liquidity, defined as unrestricted cash together with borrowing base availability, of not less than $43 million for any quarter where the interest coverage ratio is less than 1.50 to 1.00 and the ratio of adjusted cash flow from operations for the last four quarters then ended to interest expense is less than 1.50 to 1.00. The December Amendment provides for changes to the applicable unused fee rate and adjustments to interest rates and margin depending on the leverage ratio and interest coverage ratio at each measurement date, as set forth in the December Amendment.
The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior unsecured revolving credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default, as defined by the senior unsecured revolving credit facility, has occurred and is continuing or would occur as a result of the making such payment, redemption or purchase.
Finally, the December Amendment provides for a reduction of the aggregate commitment under the senior unsecured revolving credit facility to $250.0 million.
Borrowing base availability was not materially impacted by the December Amendment.

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
Our revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets we currently serve. We also acquire and develop land for use in our homebuilding operations and for sale to others. From time to time, we elect to sell parcels of land or finished lots that do not fit with our home development program. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to our business of building and selling homes and have fluctuated significantly in the past. We anticipate continuing to sell parcels of land and finished lots in the future when circumstances warrant; however, we expect that the significance of land sales revenue will fluctuate from quarter to quarter.
We also conduct mortgage origination and title services for the benefit of our homebuilding operation. These ancillary services do not provide us with significant revenues and are carried out through separate jointly-owned entities, which are operated by our partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on our income statement. We have a 49.9% interest in an entity that offers mortgage financing to all of our buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The companies are managed by, and all underwriting risks associated with the title services are transferred to, the majority owners.
Key Results
The continued downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and net income for the three and six months ended November 30, 2007, from the levels achieved during the three and six months ended November 30, 2006. The following are some of the key results for the three and six months ended November 30, 2007:
•	Revenues decreased to $114.2 million for the three months ended November 30, 2007 from $129.4 million for three months ended November 30, 2006. The decrease in revenues was a direct result of the 22.8% decrease in the number of homes closed to 359 for the three months ended November 30, 2007 from 465 in the three months ended November 30, 2006.

•	Net loss for the three months ended November 30, 2007 was $15.1 million, a decrease of 595.1% compared to net income of $3.1 million in the three months ended November 30, 2006, due in large part to the $21.3 million in asset impairments recorded in the three months ended November 30, 2007 as compared to $4.4 million in asset impairments recorded in the three months ended November 30, 2006.

•	Net new home orders for the three months ended November 30, 2007 were 161, representing a decrease of 54.6% as compared to the three months ended November 30, 2006 and a 37.8% decrease as compared to the three months ended August 31, 2007.

Overview
Deterioration in the market for new homes continued through the second quarter of fiscal year 2008 due to, among other things, the significant decline in the availability of mortgage credit and the continued excess supply of new and used homes available for sale in the marketplace. Fewer potential homebuyers have been able to qualify for mortgage loans as compared to a year ago, resulting in a smaller pool of homebuyers which impacts the sale of existing homes by our move-up buyers. In light of market conditions, we continued to focus on reducing our land inventories and using the cash flows from operations to reduce our level of debt. To that end, in September 2007, we completed the sale of 280 condominium lots in Orlando. The sales proceeds of approximately $10 million were primarily used to reduce amounts drawn on our senior unsecured revolving credit facility.
In the three and six months ended November 30, 2007, market conditions have required continued increases in the sales incentives offered to homebuyers and marketing efforts to stimulate net new home orders and to maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. Despite these efforts, our cancellation rate increased from 31.5% and 33.8% for the three and six months ended November 30, 2006, respectively, to 45.1% and 40.3% for the three and six months ended November 30, 2007, respectively and we experienced a significant decline in net new orders for the three months ended November 30, 2007 to 161 from 355 net new home orders in the three months ended November 30, 2006.
Management remains committed to a strong and conservative balance sheet through the strict control of speculative inventory and curtailment of land acquisition activities. As of November 30, 2007, we had 250 homes at various stages of completion (of which 61 homes were completed) for which we did not have a sales contract (“spec homes”) as compared to 168 total spec homes at November 30, 2006 (of which 69 were completed). In addition, our desire to maintain a conservative balance sheet has resulted in a land supply under our historical four-year supply target as we have tightened our underwriting guidelines for new land acquisitions. As of November 30, 2007, our supply of land controlled for use in our homebuilding operations was 3.3 years, consisting of a 2.4 year supply of owned land and a 0.9 year supply of land controlled through option contracts. Management will continue to evaluate the land supply in relation to the overall health of the homebuilding environment and will adjust land supply accordingly in the future.
Market Outlook
The continued deterioration of the market for new homes throughout the three months and six months ended November 30, 2007 reflects a continued significant and protracted downturn which has been exacerbated by the significant decline in the availability of mortgage credit. This mortgage credit crunch has negatively impacted the already high level of new and resale inventory available for sale in the marketplace and has driven consumer confidence lower. We believe these factors will continue to negatively impact the demand for new homes for the foreseeable future. As a result, we have made significant adjustments in our operations, including, among other things, reductions in sales and marketing and general and administrative expenses, reduced construction costs, reduced land acquisitions and increased sales incentives. These adjustments were made to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and potentially additional inventory impairments in the future.
RESULTS OF OPERATIONS
The following tables set forth the key operating and financial data for our operations as of and for the three and six months ended November 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
	($ in thousands)				($ in thousands)
Statement of Operations Data:
Revenues
Home sales	$101,980	$129,051	$(27,071)	(21.0%)	$199,390	$278,407	$(79,017)	(28.4%)
Land sales	12,023	230	11,793	5127.4%	12,023	7,212	4,811	66.7%
Other	159	156	3	1.9%	252	459	(207)	(45.1%)

	114,162	129,437	(15,275)	(11.8%)	211,665	286,078	(74,413)	(26.0%)

Cost of sales
Home sales	105,494	107,806	(2,312)	(2.1%)	197,314	229,389	(32,075)	(14.0%)
Land sales	7,462	118	7,343	6222.9%	7,462	2,597	4,865	187.3%

	112,956	107,924	5,031	4.7%	204,776	231,986	(27,210)	(11.7%)

Gross profit (loss)
Home sales	(3,514)	21,245	(24,759)	(116.5%)	2,076	49,018	(46,942)	(95.8%)
Land sales	4,561	112	4,450	3973.2%	4,561	4,615	(54)	(1.2%)
Other	159	156	3	1.9%	252	459	(207)	(45.1%)

	1,206	21,513	(20,306)	(94.4%)	6,889	54,092	(47,203)	(87.3%)

Expenses
Sales and marketing	7,800	8,158	(358)	(4.4%)	15,190	17,563	(2,373)	(13.5%)
General and administrative	7,526	9,349	(1,822)	(19.5%)	15,409	19,730	(4,321)	(21.9%)
Related Party	215	279	(64)	(22.9%)	432	599	(167)	(27.9%)
Franchise taxes	21	53	(32)	(60.4%)	36	113	(77)	(68.1%)
Depreciation and amortization	1,386	1,447	(61)	(4.2%)	2,695	2,995	(300)	(10.0%)

	16,948	19,286	(2,337)	(12.1%)	33,762	41,000	(7,238)	(17.7%)

Earnings in unconsolidated entities	640	823	(183)	(22.2%)	1,156	1,440	(284)	(19.7%)

Net (loss) income	$(15,102)	$3,050	$(18,152)	(595.1%)	$(25,717)	$14,532	$(40,249)	(277.0%)

Other Data:
Homes closed	359	465	(106)	(22.8%)	720	998	(278)	(27.9%)
Average sales price per home closed	$284	$278	6	2.2%	$277	$279	(2)	(0.7%)
Home gross margin	(3.4%)	16.5%	(19.9%)	(120.8%)	1.0%	17.6%	(16.6%)	(94.3%)
Ratio of sales and marketing, general and administrative and related party expenses to revenues	13.6%	13.7%	(0.1%)	(0.9%)	14.7%	13.2%	1.5%	11.4%
Ratio of net (loss) income to revenues	(13.2%)	2.4%	(15.6%)	(661.4%)	(12.1%)	5.1%	(17.2%)	(337.3%)
Backlog (units) at end of period	521	955	(434)	(45.4%)	521	955	(434)	(45.4%)
Sales value of backlog at end of period	$151,647	$290,796	(139,148)	(47.9%)	$151,647	$290,796	(139,149)	(47.9%)
Active communities at end of period	50	49	1	2.0%	50	49	1	2.0%
EBITDA	$(10,116)	$7,547	(17,663)	(234.0%)	$(17,014)	$22,910	(39,924)	(174.3%)
Net new home orders	161	355	(194)	(54.6%)	420	715	(295)	(41.3%)
Land impairments	$21,290	$4,377	16,913	386.4%	$34,831	$9,479	25,352	267.5%

(1)	Home gross margin is defined as home sales revenues less costs of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, land impairments and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles (“GAAP”) in the United States. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this report may not be comparable to similar presentations by others.

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

The following is a reconciliation of EBITDA to net (loss) income, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Net (loss) income	$(15,102)	$3,050	$(25,717)	$14,532
Franchise taxes	21	53	36	113
Depreciation and amortization	1,386	1,447	2,695	2,995
Interest expense in cost of sales	3,579	2,997	5,972	5,270

EBITDA	$(10,116)	$7,547	$(17,014)	$22,910

In the three and six months ended November 30, 2007, we recognized non-cash impairment charges of $21.3 million and $34.8 million respectively. In the three and six months ended November 30, 2006, we recognized non-cash impairment charges of $4.4 million and $9.5 million, respectively. Consequently, EBITDA during each of those quarters was reduced by these non-cash charges. Additionally, if we intend to terminate an option contract or allow it to expire unexercised, we record a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. We did not write-off any deposits in the three months ended November 30, 2007 and wrote-off $0.3 million of deposits related to terminated option contracts in the six months ended November 30, 2007. No deposits were written off in the three and six months ended November 30, 2006.

EBITDA does have certain limitations as a tool for measuring Company performance from period to period, because that performance is affected by the use of cash to purchase capital assets and to pay interest and taxes. These amounts, as well as depreciation and amortization associated with capital assets, can fluctuate significantly over time due to fluctuations in our debt levels used to finance our inventory, purchases of capital assets and operations, income levels and other performance issues, which is not apparent if EBITDA is used as an evaluation tool. Because we borrow money to finance our inventory purchases and operations, interest expense is a necessary element of our costs and affects our ability to generate revenue. Further, because we use capital assets, depreciation and amortization are necessary elements of our costs and also affect our ability to generate revenue. Any performance measure that excludes interest expense, depreciation and amortization has material limitations. To compensate for these limitations, our management uses both EBITDA and net (loss) income, the most directly comparable GAAP measurement, to evaluate our performance.
Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006
Revenues. Revenues decreased 11.8%, or $15.3 million, for the three months ended November 30, 2007 to $114.2 million, as compared to $129.4 million for three months ended November 30, 2006. We experienced a 22.8% decrease in homes closed to 359 in the three months ended November 30, 2007 from 465 in the three months ended November 30, 2006. In the three months ended November 30, 2007, homes closed decreased in almost all of our markets due to the continued deterioration of the market for new homes. The impact of this decline was intensified by an increase in cancellations of 45.1% for three months ended November 30, 2007 compared to 31.5% for the three months ended November 30, 2006. The average sales price per home closed increased by $6,000 per home or 2.2% to $284,000 in the three months ended November 30, 2007, as compared to $278,000 in the three months ended November 30, 2006, due to the mix of homes sold during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006. Homes closed during the quarter were more heavily weighted toward single family detached homes which have a higher average sales price than our attached product.
We had $12.0 million in land sales revenue for the three months ended November 30, 2007 as compared to land sale revenues of $0.2 million in the three months ended November 30, 2006, as a result of identifying a parcel of land (280 condominium lots in Orlando) that no longer fits within our home development program this fiscal year. Land sales are incidental to the business of building and selling homes.
Gross Margins. Home gross margins were (3.4)% for three months ended November 30, 2007, compared to 16.5% for the three months ended November 30, 2006. The decrease in our home gross margins was primarily due to $21.3 million in impairment expense related to our real estate inventory recognized in the three months ended November 30, 2007 compared to $4.4 million of impairment expense in the three months ended November 30, 2006 and an increase in sales incentives offered during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006.
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $7.8 million for the three months ended November 30, 2007, or 6.8% of revenues, compared to $8.2 million, or 6.3% of revenues, in the three months ended November 30, 2006. The dollar decrease of $0.4 million, or 4.4%, was primarily due to a decrease in sales commissions due to the 22.8% decrease in homes closed.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $7.7 million in the three months ended November 30, 2007, or 6.8% of revenues, compared to $9.6 million, or 7.4% of revenues, in the three months ended November 30, 2006. The dollar decrease of $1.9 million resulted primarily from decreased compensation costs attributable to reductions in personnel and the decrease in net earnings, as all bonuses earned by corporate and division management are partially based on our profitability.
Net (Loss) Income. Net (loss) income decreased $18.2 million, or 595.1%, to a net loss of $15.1 million in the three months ended November 30, 2007, as compared to net income of $3.1 million in the three months ended November 30, 2006. The decrease resulted primarily from impairment charges of $21.3 million in the three months ended November 30, 2007 as compared to impairment charges of $4.4 million in the three months ended November 30, 2006. Additionally, the decrease was due to the 22.8% decrease in homes closed, 120.8% decrease in home gross margins and a decrease in sales and marketing and general and administrative expenses as a percentage of total revenues.
Net New Home Orders and Backlog. Net new home orders decreased 54.6%, or 194 units, during the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. The decrease was the result of the continued increase in cancellations and the protracted decline in consumer demand for new homes.
Net new home orders in Atlanta decreased in the three months ended November 30, 2007 to 44, as compared to 99 in the three months ended November 30, 2006, representing a decrease of 55 orders, or 55.6%. The decrease was due to the decrease in active communities from 11 to nine and the continued decline in consumer demand for new homes.
Net new home orders in Orlando decreased to 27 in the three months ended November 30, 2007, as compared to 47 in the three months ended November 30, 2006. This decrease of 20 orders, or 42.6%, reflects the continued decline in overall market conditions.
Tampa had zero net new home orders in the three months ended November 30, 2007, as compared to 12 in the three months ended November 30, 2006, representing an decrease of 12 orders, or 100.0%. This decrease was due to the higher cancellation rate of 100.0% in the three months ended November 30, 2007, as compared to a 40.0% cancellation rate in the three months ended November 30, 2006 and the depressed market conditions in the city.
Net new home orders in Dallas decreased to 43 in the three months ended November 30, 2007, as compared to 54 in the three months ended November 30, 2006. This decrease of 11 orders, or 20.4%, reflects the continued decline in overall market conditions.
Net new home orders in Houston decreased in the three months ended November 30, 2007 to 22, as compared to 81 in the three months ended November 30, 2006, representing a decrease of 59 orders, or 72.8%. The decrease was due to the continued decline in consumer demand for new homes and the tightened mortgage lending standards.
Net new home orders in Phoenix decreased to 17 in the three months ended November 30, 2007, as compared to 62 in the three months ended November 30, 2006, representing a decrease of 45 orders, or 72.6%. The decrease in net new home orders is principally due to the depressed market conditions and the increase in the cancellation rate from 39.8% in the three months ended November 30, 2006 to 65.3% for the three months ended November 30, 2007.
Backlog as of November 30, 2007 was 521 homes, with a sales value of $151.6 million. This represents a decrease in the sales value of backlog of $139.1 million, or 47.9%, at November 30, 2007 as compared to the sales value of backlog of $290.8 million as of November 30, 2006. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80% — 85% of the number of units in our backlog closing under existing sales contracts. However, during the three months ended November 30, 2007, we experienced cancellations of gross new home orders of approximately 45.1%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors has resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions, mortgage availability or interest rates, approximately 70% of the units in our backlog will close under existing sales contracts during the remainder of fiscal year 2008.
Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006
Revenues. Revenues decreased 26.0%, or $74.4 million, for the six months ended November 30, 2007 to $211.7 million, as compared to $286.1 million for the six months ended November 30, 2006. We experienced a 27.9% decrease in homes closed to 720 in the six months ended November 30, 2007 from 998 in the six months ended November 30, 2006. In the six months ended November 30, 2007, homes closed decreased in almost all of our markets due to the overall decline in the housing industry. The impact of this decline was intensified by an increase in cancellations of 40.3% for six months ended November 30, 2007 compared to 33.8% for the six months ended November 30, 2006. The average sales price per home closed decreased slightly by $2,000 per home or 0.7% to $277,000 in the six months ended November 30, 2007, as compared to $279,000 in the six months ended November 30, 2006, primarily due to the mix of homes sold during the six months ended November 30, 2007 as compared to the six months ended November 30, 2006.
We had $12.0 million in revenue from land sales for the six months ended November 30, 2007 as compared to land sale revenues of $7.2 million in the six months ended November 30, 2006, primarily as a result of the sale of 280 condo lots in Orlando. Land sales are incidental to the business of building and selling homes.
Gross Margins. Home gross margins were 1.0% for the six months ended November 30, 2007, compared to 17.6% in the six months ended November 30, 2006. The decrease in our home gross margins was primarily due to $34.8 million in impairment expense related to our real estate inventory recognized in the six months ended November 30, 2007 compared to impairment expense of $9.5 million in the six months ended November 30, 2006 and an increase in sales incentives offered during the six months ended November 30, 2007 as compared to the six months ended November 30, 2006.
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $15.2 million for the six months ended November 30, 2007, or 7.2% of revenues, compared to $17.6 million, or 6.1% of revenues in the six months ended November 30, 2006. The dollar decrease of $2.4 million, or 13.5%, was primarily due to a decrease in sales commissions due to the 27.9% decrease in homes closed.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $15.8 million, or 7.5% of revenues, in the six months ended November 30, 2007 compared to $20.3 million, or 7.1% of revenues, in the six months ended November 30, 2006. The dollar decrease of $4.5 million resulted primarily from decreased compensation costs attributable to a decrease in personnel costs through reduced headcount and the decrease in net earnings, as all bonuses earned by corporate and division management are partially based on our profitability.
Net (Loss) Income. Net (loss) income decreased $40.2 million, or 277.0%, to a net loss of $25.7 million in the six months ended November 30, 2007, as compared to net income of $14.5 million in the six months ended November 30, 2006. The decrease resulted primarily from impairment charges of $34.8 million in the six months ended November 30, 2007 from $9.5 million of impairment charges in the six months ended November 30, 2006. Additionally, the decrease was due to the 27.9% decrease in homes closed, 94.3% decrease in home gross margins and an increase in sales and marketing and general and administrative expenses as a percentage of total revenues.
Net New Home Orders and Backlog. Net new home orders decreased 41.3%, or 295 units, during the six months ended November 30, 2007, as compared to the six months ended November 30, 2006. The decrease was the result of the continued increase in cancellations and the continued decline in consumer demand for new homes.
Net new home orders in Atlanta decreased in the six months ended November 30, 2007 to 100, as compared to 187 in the six months ended November 30, 2006, representing a decrease of 87 orders, or 46.5%. The decrease was due to the decrease in active communities from 11 to nine and the continued decline in consumer demand for new homes.

Net new home orders in Orlando decreased to 58 in the six months ended November 30, 2007, as compared to 74 in the six months ended November 30, 2006. This decrease of 16 orders, or 21.6%, was due to a 30.1% cancellation rate in the six months ended November 30, 2007 as compared to a rate of 48.3% in the six months ended November 30, 2006.
Net new home orders in Tampa decreased to 17 in the six months ended November 30, 2007, as compared to 25 in the six months ended November 30, 2006, representing a decrease of eight orders, or 32.0%. This decrease was primarily due to the cancellation rate of 46.9% in the six months ended November 30, 2007, as compared to a 35.9% cancellation rate in the six months ended November 30, 2006.
Net new home orders in Dallas decreased to 88 in the six months ended November 30, 2007, as compared to 148 in the six months ended November 30, 2006. This decrease of 60 orders, or 40.5%, reflects the continued decline in consumer demand for new homes.
Net new home orders in Houston decreased in the six months ended November 30, 2007 to 81, as compared to 202 in the six months ended November 30, 2006, representing a decrease of 121 orders, or 59.9%. The decrease was due to the continued decline in consumer demand for new homes.
Net new home orders in Phoenix decreased to 60 in the six months ended November 30, 2007, as compared to 79 in the six months ended November 30, 2006, representing a decrease of 19 orders, or 24.1%. The decrease in net new home orders is principally due to the increase in the cancellation rate from 53.5% in the six months ended November 30, 2006 to 54.9% for the six months ended November 30, 2007.
Backlog as of November 30, 2007 was 521 homes, with a sales value of $151.6 million. This represents a decrease in the sales value of backlog of $139.1 million, or 47.9%, at November 30, 2007 as compared to the sales value of backlog of $290.8 million at November 30, 2006. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80% — 85% of the number of units in our backlog closing under existing sales contracts. However, during the six months ended November 30, 2007, we experienced cancellations of gross new home orders of approximately 40%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% of the number of units in our backlog will close under existing sales contracts during the remainder of fiscal year 2008.
Homebuilding Segments
We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At November 30, 2007, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:
East: Atlanta, Orlando and Tampa
West: Dallas, Houston, Phoenix and Denver

Selected Financial and Operational Data

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
	($ in thousands)				($ in thousands)
Total Revenues
Homebuilding
East	$57,252	$49,301	$7,951	16.1%	$100,315	$105,101	$(4,786)	(4.6%)
West	56,897	80,090	(23,193)	(29.0%)	111,307	180,870	(69,563)	(38.5%)

Total Homebuilding	114,149	129,391	(15,242)	(11.8%)	211,622	285,971	(74,349)	(26.0%)
Corporate	13	46	(33)	(71.7%)	43	107	(64)	(59.8%)

Consolidated	$114,162	$129,437	$(15,275)	(11.8%)	$211,665	$286,078	$(74,413)	(26.0%)

Gross (loss) profit
Homebuilding
East	$5,157	$11,449	$(6,291)	(54.9%)	$13,434	$21,905	$(8,471)	(38.7%)
West	(3,964)	10,018	(13,982)	(139.6%)	(6,589)	32,079	(38,668)	(120.5%)

Total Homebuilding	1,193	21,467	(20,273)	(94.4%)	6,845	53,984	(47,139)	(87.3%)
Corporate	13	46	(33)	(71.7%)	44	108	(64)	(59.3%)

Consolidated	$1,206	$21,513	$(20,306)	(94.4%)	$6,889	$54,092	$(47,203)	(87.3%)

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
Net new home orders (units):

Atlanta	44	99	(55)	(55.6%)	100	187	(87)	(46.5%)
Orlando	27	47	(20)	(42.6%)	58	74	(16)	(21.6%)
Tampa	—	12	(12)	(100.0%)	17	25	(8)	(32.0%)

East	71	158	(87)	(55.1%)	175	286	(111)	(38.8%)

Dallas	43	54	(11)	(20.4%)	88	148	(60)	(40.5%)
Houston	22	81	(59)	(72.8%)	81	202	(121)	(59.9%)
Phoenix	17	62	(45)	(72.6%)	60	79	(19)	(24.1%)
Denver	8	—	8	n/m	16	—	16	n/m

West	90	197	(107)	(54.3%)	245	429	(184)	(42.9%)

Company total	161	355	(194)	(54.6%)	420	715	(295)	(41.3%)

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
Homes closed (units):

Atlanta	60	94	(34)	(36.2%)	115	207	(92)	(44.4%)
Orlando	61	67	(6)	(9.0%)	128	156	(28)	(17.9%)
Tampa	11	9	2	22.2%	28	11	17	154.5%

East	132	170	(38)	(22.4%)	271	374	(103)	(27.5%)

Dallas	103	116	(13)	(11.2%)	184	247	(63)	(25.5%)
Houston	51	91	(40)	(44.0%)	124	197	(73)	(37.1%)
Phoenix	61	88	(27)	(30.7%)	118	180	(62)	(34.4%)
Denver	12	—	12	n/m	23	—	23	n/m

West	227	295	(68)	(23.1%)	449	624	(175)	(28.0%)

Company total	359	465	(106)	(22.8%)	720	998	(278)	(27.9%)

	Three Months Ended				Six Months Ended
	November 30,				November 30,
	2007	2006	Change	%	2007	2006	Change	%
Average sales price per home closed ($ in thousands):

Atlanta	$324	$297	$27	9.1%	$303	$287	$16	5.6%
Orlando	382	279	103	36.9%	353	272	81	29.8%
Tampa	385	292	93	31.8%	359	296	63	21.3%

East	356	290	66	22.8%	332	281	51	18.1%

Dallas	225	234	(9)	(3.8%)	222	227	(5)	(2.2%)
Houston	197	223	(26)	(11.7%)	212	218	(6)	(2.8%)
Phoenix	304	367	(63)	(17.2%)	304	413	(109)	(26.4%)
Denver	267	—	267	n/m	269	—	269	n/m

West	242	270	(28)	(10.4%)	243	278	(35)	(12.6%)

Company total	$284	$278	$6	2.2%	$277	$279	$(2)	(0.7%)

	November	May 31,			November	November
	30, 2007	2007	Change	%	30, 2007	30, 2006	Change	%
Backlog (units) at end of period:

Atlanta	67	82	(15)	(18.3%)	67	183	(116)	(63.4%)
Orlando	56	126	(70)	(55.6%)	56	261	(205)	(78.5%)
Tampa	21	32	(11)	(34.4%)	21	49	(28)	(57.1%)

East	144	240	(96)	(40.0%)	144	493	(349)	(70.8%)

Dallas	116	212	(96)	(45.3%)	116	191	(75)	(39.3%)
Houston	112	155	(43)	(27.7%)	112	163	(51)	(31.3%)
Phoenix	134	192	(58)	(30.2%)	134	108	26	24.1%
Denver	15	22	(7)	(31.8%)	15	—	15	n/m

West	377	581	(204)	(35.1%)	377	462	(85)	(18.4%)

Company total	521	821	(300)	(36.5%)	521	955	(434)	(45.4%)

	November	May 31,			November	November
	30, 2007	2007	Change	%	30, 2007	30, 2006	Change	%
Sales value of backlog at end of period ($ in thousands):

Atlanta	$18,248	$27,494	$(9,246)	(33.6%)	$18,248	$54,761	$(36,513)	(66.7%)
Orlando	20,337	47,150	(26,813)	(56.9%)	20,337	87,608	(67,271)	(76.8%)
Tampa	7,427	13,101	(5,674)	(43.3%)	7,427	20,419	(12,992)	(63.6%)

East	46,012	87,745	(41,733)	(47.6%)	46,012	162,788	(116,776)	(71.7%)

Dallas	26,539	46,705	(20,166)	(43.2%)	26,539	46,749	(20,210)	(43.2%)
Houston	27,713	33,520	(5,807)	(17.3%)	27,713	41,653	(13,940)	(33.5%)
Phoenix	47,724	62,799	(15,075)	(24.0%)	47,724	39,606	8,118	20.5%
Denver	3,659	5,465	(1,806)	(33.0%)	3,659	—	3,659	n/m

West	105,635	148,489	(42,854)	(28.9%)	105,635	128,008	(22,373)	(17.5%)

Company total	$151,647	$236,234	$(84,587)	(35.8%)	$151,647	$290,796	$(139,149)	(47.9%)

	November	May 31,			November	November
	30, 2007	2007	Change	%	30, 2007	30, 2006	Change	%
Active communities at end of period:

Atlanta	9	8	1	12.5%	9	11	(2)	(18.2%)
Orlando	6	6	—	0.0%	6	7	(1)	(14.3%)
Tampa	3	2	1	50.0%	3	3	—	0.0%

East	18	16	2	12.5%	18	21	(3)	(14.3%)

Dallas	10	11	(1)	(9.1%)	10	11	(1)	(9.1%)
Houston	12	8	4	50.0%	12	9	3	33.3%
Phoenix	9	8	1	12.5%	9	8	1	12.5%
Denver	1	1	—	0.0%	1	—	1	n/m

West	32	28	4	14.3%	32	28	4	14.3%

Company total	50	44	6	13.6%	50	49	1	2.0%

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006
Homebuilding East: Revenues increased 16.1% to $57.3 million for the three months ended November 30, 2007 from $49.3 million for the three months ended November 30, 2006. The increase in revenues was primarily due to the land sales in Orlando. Homes closed in Atlanta and Orlando decreased 36.2% and 9.0%, respectively, due to continued weakening in the demand for new homes in these markets. The average sales price per home closed increased 22.8% due to the mix of homes. In the six months ended November 30, 2007, we had more single family move-up sales and less townhome and condominium sales than for the six months ended November 30, 2006.
Gross profit decreased $6.3 million, or 54.9%, for the three months ended November 30, 2007, compared to the three months ended November 30, 2006, primarily as a result of increased sales incentives offered to homebuyers and $7.9 million of inventory valuation adjustments. Gross margins were 9.0% for the three months ended November 30, 2007, compared to 23.2% for the three months ended November 30, 2006.
Homebuilding West: Revenues decreased 29.0% for the three months ended November 30, 2007 to $56.9 million from $80.1 million in the three months ended November 30, 2006. The decrease in revenues was primarily due to the 11.2% decrease in the number of homes closed in Dallas, the 44.0% decrease in the number of homes closed in Houston and the 30.7% decrease in the number of homes closed in Phoenix, offset slightly by an increase in homes closed in Denver. The average sales price of homes delivered decreased 10.4% in the region primarily due to a 17.2% decrease in the average sales price in Phoenix and an increase in the sales incentives offered in all communities.
Gross profit decreased $14.0 million, or 139.6%, for the three months ended November 30, 2007, compared to the three months ended November 30, 2006, primarily as a result of $13.4 million of impairment charges, offset slightly by an increase in land sales gross profit of approx $0.9 million. Gross margins were (7.0%) for the three months ended November 30, 2007, compared to 12.5% for the three months ended November 30, 2006.
Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006
Homebuilding East: Revenues decreased 4.6% to $100.3 million for the six months ended November 30, 2007 from $105.1 million for the six months ended November 30, 2006. The decrease in revenues was primarily due to a 27.5% decrease in the number of homes closed, partially offset by an 18.1% increase in the average sales price of homes closed due to a change in the mix of homes sold. Homes closed in Atlanta and Orlando decreased 44.4% and 17.9%, respectively, due to continued weakening in the demand for new homes in these markets.
Gross profit decreased $8.5 million, or 38.7%, for the six months ended November 30, 2007, compared to the six months ended November 30, 2006, primarily as a result of increased sales incentives offered to homebuyers and $9.5 million of impairment charges. Gross margins were 13.4% for the six months ended November 30, 2007, compared to 20.8% for the six months ended November 30, 2006.
Homebuilding West: Revenues decreased 38.5% for the six months ended November 30, 2007 to $111.3 million from $180.9 million in the six months ended November 30, 2006. The decrease in revenues was primarily due to the 25.5% decrease in the number of homes closed in Dallas, the 37.1% decrease in the number of homes closed in Houston and the 34.4% decrease in the number of homes closed in Phoenix, offset slightly by an increase in homes closed in Denver. The average sales price of homes delivered decreased 12.6% in the region primarily due to a 26.4% decrease in the average sales price in Phoenix and an increase in the sales incentives offered in all communities.
Gross profit decreased $38.7 million, or 120.5%, for the six months ended November 30, 2007, compared to the six months ended November 30, 2006, primarily as a result of $25.4 million of impairment charges, a decrease in gross profit from land sales of $3.5 million and increased sales incentives offered to homebuyers. Gross margins were (5.9%) for the six months ended November 30, 2007, compared to 17.7% for the six months ended November 30, 2006.

Liquidity and Capital Resources
Our principal uses of cash are land purchases, lot development and home construction. We fund our operations with cash flows from operating activities and/or borrowings under our senior unsecured revolving credit facility. As we utilize our capital resources and liquidity to fund the growth of our operations, we focus on maintaining conservative balance sheet leverage ratios. We believe that we will be able to continue to fund our operations and our future cash needs (including debt maturities) through a combination of cash flows from operating activities and our existing senior unsecured revolving credit facility.
As of November 30, 2007, our ratio of total debt to total capitalization was 55.9%, compared to 52.1% as of May 31, 2007. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
Operating Cash Flow. During the six months ended November 30, 2007, we provided approximately $6.2 million from our operating activities. We had a net loss of $25.7 million and a $3.4 million increase in accounts receivable, which was offset by an impairment loss of $34.8 million.
During the six months ended November 30, 2006, we used approximately $1.0 million in cash from operating activities as a result of $31.4 million spending on inventory supply, which was partially offset by net income of $14.5 million and $10.8 million decrease in accounts receivable.
Investing Cash Flow. Cash used in investing activities totaled $2.6 million for the six months ended November 30, 2007, which reflected additions to capital assets of $3.0 million.
Cash used in investing activities totaled $2.7 million for the six months ended November 30, 2006 due to additions to capital assets of $2.5 million.
Financing Cash Flow. During the six months ended November 30, 2007, cash used in financing activities totaled $3.1 million, which included borrowings under our senior unsecured revolving credit facility of $37.0 million and repayments of amounts outstanding under our senior unsecured revolving credit facility of $39.1 million. We made distributions of $0.8 million to our members for the payment of federal and state income taxes.
Net cash provided by financing activities totaled $3.6 million in the six months ended November 30, 2006. We incurred borrowings under our senior unsecured revolving credit facility of $108.0 million, made repayments of amounts outstanding under our senior unsecured revolving credit facility of $84.1 million and made distributions of $20.3 million to our members for the payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Revolving Credit Facility. In December 2005, we entered into an amended senior unsecured revolving credit facility. The senior unsecured revolving credit facility originally provided for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and included an accordion feature by which we may request, subject to certain conditions, an increase of the senior unsecured revolving credit facility up to a maximum of $400.0 million. The senior unsecured revolving credit facility provided for the issuance of up to $50.0 million in letters of credit. At November 30, 2007, we had available borrowing capacity under this facility of $153.1 million as determined by borrowing base limitations defined in the agreement. Our obligations under the amended senior unsecured revolving credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests.
Once during each fiscal year, (i.e., June 1-May 31), we may request that the lenders extend the maturity date by an additional year. On January 10, 2007, we amended the senior unsecured revolving credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the original facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, we obtained consent from an additional lender representing 5.0%, or $15 million, of the original facility, to the extension of the senior unsecured revolving credit facility to January 19, 2011.
The senior unsecured revolving credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting our ability to incur additional indebtedness; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. The senior unsecured revolving credit facility also contains covenants requiring us to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, we entered into another amendment to the senior unsecured revolving credit facility which provided for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and included a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provided that in the event our interest coverage ratio for any fiscal quarter is less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior unsecured revolving credit facility will increase to the levels set forth in the amendment. As of and for the three and six months ended November 30, 2007, we were in compliance with the covenants under the senior unsecured revolving credit facility. The terms of this amendment were superseded by the December 20, 2007 amendment to our senior unsecured revolving credit facility described below.
On December 20, 2007, we amended certain terms of our senior unsecured revolving credit facility (the “December Amendment”). The December Amendment provides for (1) maintenance of tangible net worth of $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which consolidated earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued or sold after November 30, 2007, (2) a leverage ratio ranging from a ratio of 2.00 to 1.00 to a ratio of 1.00 to 1.00 depending on the interest coverage ratio at the time of measurement, (3) an interest coverage ratio of 2.00 to 1.00, provided that the interest coverage ratio may be less than 2.00 to 1.00 for any quarter so long as the number of quarters ending after November 30, 2007 in which it is less than 1.50 to 1.00 does not exceed eight and the number of quarters in which the ratio is less than 0.50 to 1.00 does not exceed four, and (4) minimum liquidity, defined as unrestricted cash together with borrowing base availability, of not less than $43 million for any quarter where (x) the interest coverage ratio is less than 1.50 to 1.00 and (y) the ratio of adjusted cash flow from operations for the last four quarters then ended to interest expense is less than 1.50 to 1.00. The December Amendment provides for changes to the applicable unused fee rate and adjustments to interest rates and margin depending on the leverage ratio and interest coverage ratio at each measurement date.
The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior unsecured revolving credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default, has occurred and is continuing or would occur as a result of the making such payment, redemption or purchase.
Finally, the December Amendment provides for a reduction of the aggregate commitment under the senior unsecured revolving credit facility to $250.0 million.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees. The effective interest rate of the facility at November 30, 2007, was approximately 6.16%.
Borrowings under the senior unsecured revolving credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured revolving credit facility. At November 30, 2007, we had $59.3 million in outstanding borrowings, and $153.1 million in available borrowings under the senior unsecured revolving credit facility. Borrowing base availability was not materially impacted by the December Amendment.

9.5% Senior Subordinated Notes. In September 2005, we and Ashton Woods Finance Co., our 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. We may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured revolving credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured revolving credit facility. We do not have any independent operations or assets apart from our investments in our subsidiaries. As of November 30, 2007, the outstanding notes with a face value of $125.0 million had a fair value of approximately $85.0 million, based on quoted market prices by independent dealers.
The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior unsecured revolving credit facility, the financial covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected. As of and for the three and six months ended November 30, 2007, we were in compliance with the covenants under the senior subordinated notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises generally accepted accounting principles in the United States (“GAAP”) for companies operating in the United States of America. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements.
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
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are sensitive to changes in economic conditions, such as availability of mortgage credit, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions and their impact on the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.

We recorded $21.3 and $34.8 million of impairment losses during the three and six months ended November 30, 2007, respectively, as compared to $4.4 and $9.5 million of impairment losses in the three and six months ended November 30, 2006, respectively, as set forth in the table below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Atlanta	$1,525	$—	$1,826	$50
Orlando	1,120	—	2,240	2,151
Tampa	5,279	—	5,385	—

East	$7,924	$—	$9,451	$2,201

Dallas	$2,027	$675	$2,696	$1,322
Houston	9,862	3,702	19,604	5,956
Phoenix	1,385	—	1,475	—
Denver	92	—	1,605	—

West	$13,366	$4,377	$25,380	$7,278

Company total	$21,290	$4,377	$34,831	$9,479

Consolidation of Variable Interest Entities. In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). On December 24, 2003, FIN 46 was replaced by FIN 46(R) (collectively referred to as “FIN 46”). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Under such option purchase contracts, we will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of our option deposits are non-refundable. Certain non-refundable deposits are deemed to create a variable interest in a variable interest entity under the requirements of FIN 46. As such, certain of our option purchase contracts result in the acquisition of a variable interest in the entity holding the land parcel under option.
In applying the provisions of FIN 46, we evaluate those land and lot option purchase contracts with variable interest entities to determine whether we are the primary beneficiary based upon analysis of the variability of the expected gains and losses of the entity. Based on this evaluation, if we are the primary beneficiary of an entity with which we have entered into a land or lot option purchase contract, the variable interest entity is consolidated.
Since we own no equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been estimated to be the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no significant debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. Creditors, if any, of these variable interest entities have no recourse against us.
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
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL COMMITMENTS
Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior unsecured revolving credit facility. As of November 30, 2007, our contractual obligations have not changed materially from those reported in the footnotes of our audited consolidated financial statements for the fiscal year ended May 31, 2007 and as reported in our Form 10-K for the fiscal year then ended filed with the Securities and Exchange Commission on July 19, 2007.
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
As of November 30, 2007, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise $58.6 million of our land options, which includes cash deposits totaling an aggregate of approximately $3.4 million.
Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46(R) issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties which have created variable interests. Under these contracts, initially to acquire 655 finished lots at an aggregate price of approximately $33.0 million, 139 finished lots remain to be acquired for an aggregate price of $6.9 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46. The consolidation of these variable interest entities added $5.4 million, $4.4 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at November 30, 2007 and added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2007.
We participate in a number of land development entities with equity investments of 50% or less where we do not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $2.6 million and $1.5 million at November 30, 2007 and May 31, 2007, respectively.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in sections captioned Overview and Financial Condition and Liquidity. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
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
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of November 30, 2007 we have not entered into any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of November 30, 2007, we had a total of $59.3 million of floating rate debt outstanding under our senior unsecured revolving credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. As of November 30, 2007, we were not a party to any interest rate swap agreements.
Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of November 30, 2007, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, as of November 30, 2007, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.
Further, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for purposes of ensuring that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.
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
Item 1A. Risk Factors
The information set forth below updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 (the “2007 Form 10-K”).
As previously disclosed in the risk factors contained in our 2007 Form 10-K, the homebuilding industry historically has been cyclical and is now experiencing the first downturn in a number of years. Beginning in 2006, the homebuilding industry has been affected significantly by adverse changes in consumer confidence levels and prevailing general and local economic conditions, including interest rate levels, resulting in a significant decline in demand for newly built homes in our markets. Conditions in the industry have continued to decline throughout our fiscal 2008 due in part to market conditions in the mortgage lending industry leading to continuing decline in demand in our markets, increased inventory of new and used homes for sale, increases in cancellation rates and increased pricing pressures. Further declines during this down cycle could continue to cause demand for our homes to weaken significantly and could result in continued increases in cancellation rates and incentives offered to buyers, all of which would have a significant negative impact on our home gross margins and financial and operational results.
Item 6. Exhibits
     (A) Exhibits

Exhibit
Number		Document

14.1	—	Code of Business Conduct and Ethics

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHTON WOODS USA L.L.C. (Registrant)
By:	/s/ THOMAS KROBOT
Thomas Krobot
President, Chief Executive Officer and Director

By:	/s/ ROBERT SALOMON
Robert Salomon
Chief Financial Officer

Date: January 14, 2008

INDEX TO EXHIBITS

Exhibit
Number		Document

14.1	—	Code of Business Conduct and Ethics

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.