Form 10-Q/A
period 2007-11-30
Ashton Woods USA L.L.C.
filed 2008-01-15
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE
     This Amendment No. 1 amends our Quarterly Report on Amendment Form 10-Q for the fiscal quarter ended November 30, 2007, as filed with the Securities and Exchange Commission on January 14, 2008 (the “Original Filing”). We are filing this Amendment No. 1 to correct a typographical error in Item 2. Management’s Discussion and Analysis, under the subheading Critical Accounting Policies and Estimates—Inventories and Cost of Sales. In the chart of impairments by division included in the Original Filing, some of the divisions were incorrectly aligned with the impairment charges.
     Except as set forth above and the updated certifications, this Form 10-Q/A continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter.

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

We recorded $21.3 and $34.8 million of impairment losses during the three and six months ended November 30, 2007, respectively, as compared to $4.4 and $9.5 million of impairment losses in the three and six months ended November 30, 2006, respectively, as set forth in the table below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)
Atlanta	$1,525	$—	$1,826	$50
Tampa	1,120	—	2,240	2,151
Orlando	5,279	—	5,385	—

East	$7,924	$—	$9,451	$2,201

Dallas	$2,027	$675	$2,696	$1,322
Phoenix	9,862	3,702	19,604	5,956
Houston	1,385	—	1,475	—
Denver	92	—	1,605	—

West	$13,366	$4,377	$25,380	$7,278

Company total	$21,290	$4,377	$34,831	$9,479

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
Robert Salomon
Chief Financial Officer

Date: January 15, 2008

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