Form 10-Q
period 2008-02-29
Ashton Woods USA L.L.C.
filed 2008-04-14
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-129906
Ashton Woods USA L.L.C.
(Exact name of Registrant as specified in its charter)

Nevada	75-2721881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1080 Holcomb Bridge Rd. Bldg 200 Suite 350
Roswell, Georgia	30076
(Address of principal executive offices)	(Zip code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended February 29, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 29, 2008	May 31, 2007
	($ in thousands)
Assets
Cash and cash equivalents	$2,118	$38
Inventory:
Construction in progress and finished homes	136,933	145,434
Land and land under development	180,934	233,504
Real estate not owned	5,121	5,865
Property and equipment, net	7,633	7,405
Accounts receivable	2,388	3,775
Other assets	13,034	14,997
Investments in unconsolidated entities	5,260	5,455

	$353,421	$416,473

Liabilities and Members’ equity
Liabilities
Notes payable	$180,415	$188,039
Customer deposits	5,208	6,917
Liabilities related to real estate not owned	4,387	4,767
Accounts payable and accruals	38,731	43,059

Total liabilities	228,741	242,782
Minority interests in real estate not owned	568	697
Members’ equity	124,112	172,994

	$353,421	$416,473

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Revenues
Home sales	$80,480	$129,037	$279,870	$407,445
Land sales	2,326	170	14,349	7,382
Other	151	219	403	678

	82,957	129,426	294,622	415,505

Cost of sales
Home sales	87,653	105,358	282,389	334,747
Land sales	4,210	105	14,251	2,702

	91,863	105,463	296,640	337,449

Gross (loss) profit
Home sales	(7,173)	23,679	(2,519)	72,698
Land sales	(1,884)	65	98	4,680
Other	151	219	403	678

	(8,906)	23,963	(2,018)	78,056

Expenses
Sales and marketing	6,453	7,933	21,642	25,497
General and administrative	5,816	9,113	21,225	28,842
Related party	180	265	612	864
Franchise taxes	38	39	74	153
Depreciation and amortization	1,427	1,326	4,122	4,321

	13,914	18,676	47,675	59,677

Earnings in unconsolidated entities	422	887	1,579	2,327

Net (loss) income	$(22,398)	$6,174	$(48,114)	$20,706

See accompanying notes to condensed consolidated financial statements

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$(48,114)	$20,706

Adjustments to reconcile net income to net cash provided by operating activities:
Earnings in unconsolidated entities	(1,579)	(2,327)
Return on investments in unconsolidated entities	1,438	3,708
Depreciation and amortization	4,122	4,321
Impairment loss recognized on real estate inventory	55,112	11,304
Changes in operating assets and liabilities:
Inventory	5,959	(36,873)
Accounts receivable	1,387	11,592
Other assets	2,785	1,227
Accounts payable and accruals	(4,331)	(10,268)
Customer deposits	(1,709)	(480)

Net cash provided by operating activities	15,070	2,910

Cash flows from investing activities:
Return of (investments in) unconsolidated entities	404	(187)
Additions to property and equipment	(4,347)	(3,560)

Net cash used in investing activities	(3,943)	(3,747)

Cash flows from financing activities:
Proceeds from notes payable	50,000	141,500
Repayments of notes payable	(57,624)	(116,610)
Debt issuance costs	(655)	(359)
Members’ distributions	(768)	(23,791)

Net cash (used in) provided by financing activities	(9,047)	740

Increase (decrease) in cash	2,080	(97)
Cash and cash equivalents, beginning of period	38	181

Cash and cash equivalents, end of period	$2,118	$84

Supplemental Disclosures:
Cash paid for interest (all amounts capitalized)	$9,658	$11,608
Non-cash operating activity:
Non-cash distribution of land from joint venture	—	472
See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ashton Woods USA L.L.C. (“Ashton Woods” or the “Company”), a limited liability company operating as Ashton Woods Homes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. In the Company’s opinion, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements. Certain items in prior period consolidated financial statements have been reclassified to conform to the current presentation. For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission on July 19, 2007.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three and nine months ended February 29, 2008, are not necessarily indicative of the results to be expected for the full year.
Note 2 — Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company will be required to adopt this standard as of the beginning of its 2009 fiscal year (June 1, 2008). The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position; however, it is not expected to materially affect the Company’s determination of fair value.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will be required to adopt this standard as of the beginning of its 2009 fiscal year (June 1, 2008). The Company is currently evaluating the impact of adopting SFAS 159; however, it is not expected to have a material impact on its financial position, results of operations or cash flows.
Note 3 — Inventory
Inventory consists of the following:

	February 29, 2008	May 31, 2007
	($ in thousands)
Construction in progress and finished homes	$136,933	$145,434
Land and land under development:
Finished lots	98,520	112,886
Land under development	58,132	111,500
Land held for development	24,282	9,118

	$317,867	$378,938

Finished inventories are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost, unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. If a homebuilding project or land held for development is not stated at cost, such inventories are written down to estimated fair value. Estimated fair value is determined based on management’s estimate of future revenues and costs that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ.
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
Each reporting period, the Company reviews all components of inventory in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the estimated fair value of the community from the carrying value of the community.
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. The Company evaluates, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sale, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories is sensitive to changes in economic conditions, such as availability of mortgage financing, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.

The impairments recorded during the three and nine months ended February 29, 2008 and February 28, 2007 by reportable segment are as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
East	$11,671	$1,826	$21,121	$4,027
West	8,611	—	33,991	7,277

	$20,282	$1,826	$55,112	$11,304

Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable. If the Company intends to terminate an option contract or allow it to expire unexercised, it records a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. In the three and nine months ended February 29, 2008 the Company expensed $0.3 million and $0.6 million, respectively, for deposits related to terminated option contracts. For the three months ended February 28, 2007, no deposits were expensed. For the nine months ended February 28, 2007, the Company expensed $0.2 million of deposits. The expense associated with the terminated option contracts is not included in the valuation adjustments on finished homes and land held for sale as detailed above but is included as a component of cost of sales.
Subject to sufficient qualifying assets, the Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. As of February 29, 2008, debt exceeded qualifying assets and the Company directly expensed $0.2 million of interest. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during the periods indicated:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Capitalized interest, beginning of period	$19,157	$13,883	$16,063	$9,483
Interest incurred	4,602	5,057	13,668	14,727
Interest expensed	(180)	—	(180)	—
Interest amortized to cost of sales [a]	(5,150)	(3,245)	(11,122)	(8,515)

Capitalized interest, end of period	$18,429	$15,695	$18,429	$15,695

[a]	Included in Interest amortized to cost of sales is $2.3 million of capitalized interest expensed as part of land impairments for the three and nine months ended February 29, 2008.
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
In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties which have created variable interests. Under these contracts, initially to acquire 655 finished lots at an aggregate price of approximately $33.0 million, 139 finished lots remain to be acquired for an aggregate price of $6.9 million. In addition, the Company provided various specific performance guarantees under one of the option purchase contracts, which was deemed the equivalent to providing subordinated financial support to the entity. All of the specific performance requirements have been met. While the Company owns no equity interest in the entities, it must consolidate these entities pursuant to FIN 46. The consolidation of these variable interest entities added $5.1 million, $4.4 million and $0.6 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at February 29, 2008 and $5.9 million, $4.8 million, and $0.7 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2007.
Land option agreements that did not require consolidation under FIN 46 at February 29, 2008 and May 31, 2007, had an aggregate purchase price of $47.4 million and $56.2 million, respectively. In connection with these agreements, the Company had deposits of $2.5 million and $3.9 million, included in other assets at February 29, 2008 and May 31, 2007, respectively. There were no specific performance requirements with respect to these option agreements.
Note 5 — Investments in Unconsolidated Entities
The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At February 29, 2008 and May 31, 2007, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow accounting principles generally accepted in the United States of America, and the partners share in their profits and losses generally in accordance with their ownership interests. The Company accounts for its interest in these entities under the equity method.
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
The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of February 29, 2008, the Company has entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 483 remain to be purchased with an aggregate remaining purchase price of $17.6 million. These unconsolidated entities had borrowings outstanding totaling $9.7 million and $8.1 million at February 29, 2008 and May 31, 2007, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $3.0 million and $1.5 million at February 29, 2008 and May 31, 2007, respectively.
The Company’s investments in Ashton Woods Mortgage and certain title services entities are also accounted for under the equity method, as the Company does not have a controlling interest in these entities. Under the equity method, the Company’s share of the unconsolidated entities’ earnings or loss is recognized as incurred.
Note 6 — Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. We have insurance to cover our exposure under our two and ten-year warranty programs. Warranty liabilities for our one-year warranties are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired one-year warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The following table sets forth the Company’s warranty liability, which is included in accounts payable and accruals on the condensed consolidated balance sheets. For the three and nine months ended February 29, 2008 and February 28, 2007, the warranty liability activity was as follows:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Warranty liability, beginning of period	$6,335	$5,612	$6,384	$5,023
Costs accrued during the period	845	1,311	3,173	5,271
Incurred costs during the period	(954)	(1,017)	(3,331)	(4,388)

Warranty liability, end of period	$6,226	$5,906	$6,226	$5,906

Note 7 — Notes Payable
The Company’s notes payable at February 29, 2008 and May 31, 2007 consist of the following:

	February 29, 2008	May 31, 2007
	($ in thousands)
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Senior unsecured revolving credit facility	53,839	61,339
Secured Note	1,576	1,700

	$180,415	$188,039

In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. The Company may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings under the Company’s senior unsecured revolving credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior unsecured revolving credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of and for the quarter ended February 29, 2008, the Company was in compliance with the covenants under the Senior Subordinated Notes, however, under the restricted payments test, we will not be able to make additional restricted payments until such time we have increased consolidated net income. We will continue to make payments to our owners to satisfy their tax obligations pursuant to the exception provided in the indenture from the restricted payments limitation. As of February 29, 2008, the outstanding notes with a face value of $125.0 million had a fair value of approximately $62.5 million, based on quoted market prices by independent dealers.
In December 2005, the Company entered into an amended senior unsecured revolving credit facility. The senior revolving credit facility originally provided for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and included an accordion feature by which the Company may request, subject to certain conditions, an increase of the senior unsecured revolving credit facility up to a maximum of $400.0 million. The senior unsecured revolving credit facility provided for the issuance of up to $50.0 million in letters of credit. See Note 9 — Contingencies for further discussion of letters of credit. The Company’s obligations under the amended senior unsecured revolving credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests.

Once during each fiscal year, (i.e., June 1-May 31), the Company may request that the lenders extend the maturity date by an additional year. In January 2007, the Company amended the senior unsecured revolving credit facility to extend the maturity date to January 19, 2011, for 93.3%, or $280.0 million of the original facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges.
The senior unsecured revolving credit facility contains a number of customary financial and operating covenants, including covenants requiring the Company to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50.0 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting the Company’s ability to incur additional indebtedness; and restricting the Company’s ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The senior unsecured revolving credit facility also contains covenants requiring the Company to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. As of and for the quarter ended February 29, 2008, the Company was in compliance with the covenants under the senior unsecured revolving credit facility.
On June 15, 2007, the Company amended certain terms of its senior unsecured revolving credit facility. The amendment provided for a permanent reduction in the interest coverage ratio to 2.00 to 1.00, from 2.50 to 1.00, and included a provision allowing such ratio to fall to no less than 1.75 to 1.00 for up to three consecutive fiscal quarters in any rolling four fiscal quarter periods ending on or before May 31, 2009. The amendment also provided that in the event the interest coverage ratio for any fiscal quarter is less than 2.00 to 1.00, (1) the ratio of consolidated total liabilities to adjusted net worth decreases to 2.00 to 1.00, from 2.25 to 1.00, for such fiscal quarter and (2) the interest rates will increase to the levels set forth in the amendment. The terms of this amendment were superseded by the December 20, 2007 amendment described below.
On December 20, 2007, the Company amended certain terms of its senior unsecured revolving credit facility (the “December Amendment”). The December Amendment provided for (1) maintenance of tangible net worth of $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which consolidated earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued or sold after November 30, 2007, (2) a leverage ratio ranging from a ratio of 2.00 to 1.00 to a ratio of 1.00 to 1.00 depending on the interest coverage ratio at the time of measurement, (3) an interest coverage ratio of 2.00 to 1.00, provided that the interest coverage ratio may be less than 2.00 to 1.00 for any quarter so long as the number of quarters ending after November 30, 2007 in which it is less than 1.50 to 1.00 does not exceed eight and the number of quarters in which the ratio is less than 0.50 to 1.00 does not exceed four, and (4) minimum liquidity, defined as unrestricted cash together with borrowing base availability, of not less than $43 million for any quarter where the interest coverage ratio is less than 1.50 to 1.00 and the ratio of adjusted cash flow from operations for the last four quarters then ended to interest expense is less than 1.50 to 1.00. The December Amendment provided for changes to the applicable unused fee rate and adjustments to interest rates and margin depending on the leverage ratio and interest coverage ratio at each measurement date, as set forth in the December Amendment.
The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior unsecured revolving credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default, as defined by the senior unsecured revolving credit facility, has occurred and is continuing or would occur as a result of the making of such payment, redemption or purchase.
Finally, the December Amendment provided for a reduction of the aggregate commitment under the senior unsecured revolving credit facility from $300.0 million to $250.0 million. Unamortized deferred costs related to the facility prior to the amendment was expensed in proportion to the decrease in the borrowing capacity under the facility. As a result, we expensed approximately $0.2 million of deferred debt issuance costs during the quarter. As of and for the three and nine months ended February 29, 2008, we were in compliance with the covenants under the senior unsecured revolving credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon the Company’s interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires the Company to pay certain fees. The effective interest rate under the facility at February 29, 2008, was approximately 5.62%.
Borrowings under the senior unsecured revolving credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured revolving credit facility. At February 29, 2008, the Company had $53.8 million in outstanding borrowings and $141.5 million (net of letters of credit) in available borrowings as determined by borrowing base limitations defined under the senior unsecured revolving credit facility. Borrowing base availability was not materially impacted by the December Amendment.
Note 8 — Transactions With Related Parties
A services agreement with a related party provides the Company with a license, development and support for the Company’s computer systems and certain administrative services. The Company pays $600 per home closing quarterly, in arrears, for these services. During the three and nine months ended February 29, 2008, the Company incurred $0.2 million and $0.6 million, respectively, and incurred $0.3 million and $0.9 million during the three and nine months ended February 28, 2007 under this service agreement.
The Company has entered into option purchase agreements for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These entities were considered variable interest entities pursuant to FIN 46 and consolidated by the Company. As of February 29, 2008, the Company had 139 finished lots under contract to be purchased from these related parties, representing $6.9 million in purchase price.
Note 9 — Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
In the normal course of business, the Company provides standby letters of credit and surety bonds issued to third parties to secure performance under various contracts. As of February 29, 2008 and May 31, 2007, the Company had letters of credit and surety bonds outstanding of $19.4 million and $21.3 million, respectively.
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
Each reportable segment follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments:

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
	($ in thousands)				($ in thousands)
Total revenues
Homebuilding
East	$29,956	$72,510	$(42,554)	(58.7%)	$130,271	$177,610	$(47,339)	(26.7%)
West	52,992	56,874	(3,882)	(6.8%)	164,299	237,745	(73,446)	(30.9%)

Total Homebuilding	82,948	129,384	(46,436)	(35.9%)	294,570	415,355	(120,785)	(29.1%)
Corporate	9	42	(33)	(78.6%)	52	150	(98)	(65.3%)

Consolidated	$82,957	$129,426	$(46,469)	(35.9%)	$294,622	$415,505	$(120,883)	(29.1%)

Gross profit (loss)
East	$(7,751)	$14,175	$(21,926)	(154.7%)	$5,682	$36,082	$(30,400)	(84.3%)
West	(1,164)	9,746	(10,910)	(111.9%)	(7,753)	41,824	(49,577)	(118.5%)

Total Homebuilding	(8,915)	23,921	(32,836)	(137.3%)	(2,071)	77,906	(79,977)	(102.7%)
Corporate	9	42	(33)	(78.6%)	53	150	(97)	(64.3%)

Consolidated	$(8,906)	$23,963	$(32,869)	(137.2%)	$(2,018)	$78,056	$(80,074)	(102.6%)

Net (loss) income
East	$(13,059)	$5,378	$(18,437)	(342.8%)	$(14,733)	$10,466	$(25,199)	(240.8%)
West	(9,631)	410	(10,041)	(2449.0%)	(33,796)	8,783	(42,579)	(484.8%)

Total Homebuilding	(22,690)	5,788	(28,478)	(492.0%)	(48,529)	19,249	(67,778)	(352.1%)
Corporate	292	386	(94)	(24.4%)	415	1,457	(1,042)	(71.5%)

Consolidated	$(22,398)	$6,174	$(28,572)	(462.8%)	$(48,114)	$20,706	$(68,820)	(332.4%)

The following table summarizes assets for each of the Company’s reportable segments:

	February 29, 2008	May 31, 2007	Change	%
	($ in thousands)
Assets
Homebuilding
East	$146,419	$184,913	$(38,494)	(20.8%)
West	191,116	222,207	(31,091)	(14.0%)

Total Homebuilding	337,535	407,120	(69,585)	(17.1%)
Corporate	15,886	9,353	6,533	69.8%

Consolidated	$353,421	$416,473	$(63,052)	(15.1%)

The following table summarizes total expenditures for additions to property and equipment for each of the Company’s reportable segments:

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
	($ in thousands)				($ in thousands)
Additions to property and equipment
Homebuilding
East	$275	$498	$(223)	(44.8%)	$1,227	$1,692	$(465)	(27.5%)
West	1,057	532	525	98.7%	3,125	1,841	1,284	69.7%

Total Homebuilding	1,332	1,030	302	29.3%	4,352	3,533	819	23.2%
Corporate	—	7	(7)	(100.0%)	0	26	(26)	(100.0%)

Consolidated	$1,332	$1,037	$295	28.4%	$4,352	$3,559	$793	22.3%

The following table sets forth information relating to home sales revenues by product for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
	($ in thousands)				($ in thousands)
Revenue
Product:
Single family homes	$62,284	$93,801	$(31,517)	(33.6%)	$226,503	$312,820	$(86,317)	(27.6%)
Townhomes	13,970	13,031	939	7.2%	41,731	36,340	5,391	14.8%
Stacked flat condominums	4,226	22,205	(17,979)	(81.0%)	11,636	58,285	(46,649)	(80.0%)

Total home sales revenue	$80,480	$129,037	$(48,557)	(37.6%)	$279,870	$407,445	$(127,575)	(31.3%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this document and the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded, but the percentage changes have been based on the complete numbers presented in the financial statements.
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
We also conduct mortgage origination and title services for the benefit of our homebuilding operation. These ancillary services do not provide us with significant revenues and are carried out through separate jointly-owned entities, which are operated by our partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on our condensed consolidated statements of operations. We have a 49.9% interest in an entity that offers mortgage financing to all of our buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The companies are managed by, and all underwriting risks associated with the title services are transferred to, the majority owners.
Key Results
The continued downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and net income for the three and nine months ended February 29, 2008, from the levels achieved during the three and nine months ended February 28, 2007. The following are some of the key results for the three and nine months ended February 28, 2008:
•	Revenues decreased to $83.0 million for the three months ended February 29, 2008 from $129.4 million for three months ended February 28, 2007. The decrease in revenues was a direct result of the 32.1% decrease in the number of homes closed to 300 for the three months ended February 29, 2008 from 442 in the three months ended February 28, 2007 and the decline in the average sales price of homes closed.

•	Net loss for the three months ended February 29, 2008 was $22.4 million, a decrease of 462.8% compared to net income of $6.2 million in the three months ended February 28, 2007, due in large part to the $20.3 million in asset impairments recorded in the three months ended February 29, 2008 as compared to $1.8 million in asset impairments recorded in the three months ended February 28, 2007. Additional contributing factors include the decrease in the number of homes closed and the decline in average sales prices.

•	Net new home orders for the three months ended February 29, 2008 were 311, representing a decrease of 28.2% as compared to the three months ended February 28, 2007.
Overview
Deterioration in the market for new homes continued through the third quarter of fiscal year 2008 due to, among other things, the significant decline in the availability of mortgage credit and the continued excess supply of new and used homes available for sale in the marketplace. Fewer potential homebuyers have been able to qualify for mortgage loans as compared to a year ago, resulting in a smaller pool of homebuyers which impacts the sale of existing homes by our move-up buyers. In light of market conditions, we continued to focus on reducing our land inventories and using the cash flows from operations to reduce our level of debt.
In the three and nine months ended February 29, 2008, market conditions have required continued increases in the sales incentives offered to homebuyers and marketing efforts to stimulate net new home orders and to maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. Our cancellation rates increased slightly from 25.3% in the three months ended February 28, 2007 to 26.8% in the three months ended February 29, 2008. In the nine months ended February 28, 2007 and February 29, 2008, cancellation rates increased from 30.8% to 35.2%. We also experienced a significant decline in net new orders for the three months ended February 29, 2008 to 311 from 433 net new home orders in the three months ended February 28, 2007. In the nine month period, net new home orders declined from 1,148 for the period ended February 28, 2007 to 731 for the period ended February 29, 2008.
Management remains committed to a strong and conservative balance sheet through the strict control of speculative inventory and curtailment of land acquisition activities. As of February 29, 2008, we had 202 homes at various stages of completion (of which 74 homes were completed) for which we did not have a sales contract (“spec homes”) as compared to 157 total spec homes at February 28, 2007 (of which 65 were completed). In addition, our desire to maintain a conservative balance sheet has resulted in a land supply under our historical four-year supply target as we have tightened our underwriting guidelines for new land acquisitions. As of February 29, 2008, our supply of land controlled for use in our homebuilding operations, based on the last twelve months of closings was 3.5 years, consisting of a 2.5 year supply of owned land and a 1.0 year supply of land controlled through option contracts. Management will continue to evaluate the land supply in relation to the overall health of the homebuilding environment and will adjust land supply accordingly in the future.
Market Outlook
The continued deterioration of the market for new homes throughout the three months and nine months ended February 29, 2008 reflects a continued significant and protracted downturn which has been exacerbated by the significant decline in the availability of mortgage credit. This mortgage credit crunch has negatively impacted the already high level of new and resale inventory available for sale in the marketplace and has driven consumer confidence lower. We believe these factors will continue to negatively impact the demand for new homes for the foreseeable future. As a result, we have made significant adjustments in our operations, including, among other things, reductions in sales and marketing and general and administrative expenses, reduced construction costs, reduced land acquisitions and increased sales incentives. These adjustments were made to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and potentially additional inventory impairments in the future.
RESULTS OF OPERATIONS
The following tables set forth the key operating and financial data for our operations as of and for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
	( $ in thousands)				($ in thousands)
Statement of Operations Data:
Revenues
Home sales	$80,480	$129,037	$(48,557)	(37.6%)	$279,870	$407,445	$(127,575)	(31.3%)

Land sales	2,326	170	2,156	1268.2%	14,349	7,382	6,967	94.4%
Other	151	219	(68)	(31.1%)	403	678	(275)	(40.6%)

	82,957	129,426	(46,469)	(35.9%)	294,622	415,505	(120,883)	(29.1%)

Cost of sales
Home sales	87,653	105,358	(17,705)	(16.8%)	282,389	334,747	(52,358)	(15.6%)
Land sales	4,210	105	4,105	3909.5%	14,251	2,702	11,549	427.4%

	91,863	105,463	(13,600)	(12.9%)	296,640	337,449	(40,809)	(12.1%)

Gross profit (loss)
Home sales	(7,173)	23,679	(30,852)	(130.3%)	(2,519)	72,698	(75,217)	(103.5%)
Land sales	(1,884)	65	(1,949)	(2998.5%)	98	4,680	(4,582)	(97.9%)
Other	151	219	(68)	(31.1%)	403	678	(275)	(40.6%)

	(8,906)	23,963	(32,869)	(137.2%)	(2,018)	78,056	(80,074)	(102.6%)

Expenses
Sales and marketing	6,453	7,933	(1,480)	(18.7%)	21,642	25,497	(3,855)	(15.1%)
General and administrative	5,816	9,113	(3,297)	(36.2%)	21,225	28,842	(7,617)	(26.4%)
Related Party	180	265	(85)	(32.1%)	612	864	(252)	(29.2%)
Franchise taxes	38	39	(1)	(2.6%)	74	153	(79)	(51.6%)
Depreciation and amortization	1,427	1,326	101	7.6%	4,122	4,321	(199)	(4.6%)

	13,914	18,676	(4,762)	(25.5%)	47,675	59,677	(12,002)	(20.1%)

Earnings in unconsolidated entities	422	887	(465)	(52.4%)	1,579	2,327	(748)	(32.1%)

Net (loss) income	$(22,398)	$6,174	$(28,572)	(462.8%)	$(48,114)	$20,706	$(68,820)	(332.4%)

Other Data:
Homes closed	300	442	(142)	(32.1%)	1,020	1,440	(420)	(29.2%)

Average sales price per home closed	$268	$292	(24)	(8.2%)	$274	$283	(9)	(3.2%)

Home gross margin (1)	(8.9%)	18.4%	(27.3%)	(148.4%)	(0.9%)	17.8%	(18.7%)	(105.1%)

Ratio of sales and marketing, general and administrative and related party expenses to revenues	15.0%	13.4%	1.6%	11.9%	14.8%	13.3%	1.5%	11.3%

Ratio of net (loss) income to revenues	(27.0%)	4.8%	(31.8%)	(662.5%)	(16.3%)	5.0%	(21.3%)	(426.0%)

Backlog (units) at end of period	532	957	(425)	(44.4%)	532	957	(425)	(44.4%)

Sales value of backlog at end of period	$149,465	$270,372	(120,907)	(44.7%)	$149,465	$270,372	(120,907)	(44.7%)

Active communities at end of period	49	49	—	0.0%	49	49	—	0.0%

EBITDA (2)	$(15,603)	$10,784	(26,387)	(244.7%)	$(32,616)	$33,695	(66,311)	(196.8%)

Net new home orders	311	433	(122)	(28.2%)	731	1,148	(417)	(36.3%)

Land impairments	$20,282	$1,826	18,456	1010.7%	$55,112	$11,304	43,808	387.5%

(1)	Home gross margin is defined as home sales revenues less costs of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, land impairments and closing costs, as a percent of home sales revenue.

(2)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding previously capitalized interest amortized to costs of sales, capitalized interest expensed as part of land impairments and interest expensed directly to the statement of operations, franchise taxes, depreciation and amortization to net income. EBITDA is not a financial measure under generally accepted accounting principles (“GAAP”) in the United States. EBITDA should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this report may not be comparable to similar presentations by others.

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
The following is a reconciliation of EBITDA to net (loss) income, the most directly comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Net (loss) income	$(22,398)	$6,174	$(48,114)	$20,706
Franchise taxes	38	39	74	153
Depreciation and amortization	1,427	1,326	4,122	4,321
Interest expense in cost of sales	5,330	3,245	11,302	8,515

EBITDA	$(15,603)	$10,784	$(32,616)	$33,695

In the three and nine months ended February 29, 2008, we recognized non-cash impairment charges of $20.3 million and $55.1 million respectively. In the three and nine months ended February 28, 2007, we recognized non-cash impairment charges of $1.8 million and $11.3 million, respectively. Consequently, EBITDA during each of those quarters was reduced by these non-cash charges. Additionally, if we intend to terminate an option contract or allow it to expire unexercised, we record a charge to earnings in the period such a decision is made for the deposit amount and related pre-acquisition costs associated with the option contract. We expensed approximately $0.3 million of deposits related to terminated option contracts in the three months ended February 29, 2008 and expensed $0.6 million of deposits related to terminated option contracts in the nine months ended February 29, 2008. For the three months ended February 28, 2007, no deposits were expensed. For the nine months ended February 28, 2007, we expensed $0.2 million of deposits.
Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007
Revenues. Revenues decreased 35.9%, or $46.5 million, for the three months ended February 29, 2008 to $83.0 million, as compared to $129.4 million for three months ended February 28, 2007. We experienced a 32.1% decrease in homes closed to 300 in the three months ended February 29, 2008 from 442 in the three months ended February 28, 2007. In the three months ended February 29, 2008, homes closed decreased in substantially all of our markets due to the continued deterioration of the market for new homes. The average sales price per home closed decreased by $24,000 per home or 8.1% to $268,000 in the three months ended February 29, 2008, as compared to $292,000 in the three months ended February 28, 2007, due to the increase in sales incentives during the three months ended February 29, 2008 as compared to the three months ended February 28, 2007.
We had $2.3 million in land sales revenue for the three months ended February 29, 2008 as compared to land sale revenues of $0.2 million in the three months ended February 28, 2007.
Asset Impairments. During the three months ended February 29, 2008, we evaluated 31 communities, of which 14 were identified as impaired. The remaining carrying value for the finished homes and land in these communities is $42.8 million. The following table sets forth, by reportable segment and inventory category, the asset impairments recorded for the three months ended February 29, 2008 and February 28, 2007:

	Three Months Ended
	February 29,	February 28,
	2008	2007
	($ in thousands)
Land and Land Under Development (Held-for-Development)
East	$9,728	$1,826
West	5,746	—

Subtotal	$15,474	$1,826

Housing Completed or Under Construction
East	$1,943	$—
West	2,865	—

Subtotal	$4,808	$—

Subtotal by Segment
East	$11,671	$1,826
West	8,611	—

Consolidated Asset Impairments	$20,282	$1,826

Gross Margins. Home gross margins were (8.9)% for three months ended February 29, 2008, compared to 18.4% for the three months ended February 28, 2007. The decrease in our home gross margins was primarily due to $20.3 million in impairment expense related to our real estate inventory recognized in the three months ended February 29, 2008 compared to $1.8 million of impairment expense recognized in the three months ended February 28, 2007 and an increase in sales incentives offered during the three months ended February 29, 2008 as compared to the three months ended February 28, 2007.

Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $6.5 million for the three months ended February 29, 2008, or 7.8% of revenues, compared to $7.9 million, or 6.1% of revenues, in the three months ended February 28, 2007. The dollar decrease of $1.5 million, or 18.7%, was primarily due to a decrease in sales commissions due to the 32.1% decrease in homes closed.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $6.0 million in the three months ended February 29, 2008, or 7.2% of revenues, compared to $9.4 million, or 7.2% of revenues, in the three months ended February 28, 2007. The dollar decrease of $3.4 million resulted primarily from decreased compensation costs attributable to reductions in personnel and the decrease in net earnings, as bonuses earned by corporate and division management are partially based on our profitability.
Net (Loss) Income. Net (loss) income decreased $28.6 million, or 462.8%, to a net loss of $22.4 million in the three months ended February 29, 2008, as compared to net income of $6.2 million in the three months ended February 28, 2007. The decrease resulted primarily from impairment charges of $20.3 million in the three months ended February 29, 2008 as compared to impairment charges of $1.8 million in the three months ended February 28, 2007. Additionally, the decrease was due to the 32.1% decrease in homes closed and 27.3% decrease in home gross margin.
Net New Home Orders and Backlog. Net new home orders decreased 28.2%, or 122 units, during the three months ended February 29, 2008, as compared to the three months ended February 28, 2007. The decrease was the result of the continued increase in cancellations and the protracted decline in consumer demand for new homes.
Backlog as of February 29, 2008 was 532 homes, with a sales value of $149.5 million. This represents a decrease in the sales value of backlog of $120.9 million, or 44.7%, at February 29, 2008 as compared to the sales value of backlog of $270.4 million as of February 28, 2007. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80% — 85% of the number of units in our backlog closing under existing sales contracts. However, during the three months ended February 29, 2008, we experienced cancellations of gross new home orders of approximately 26.8% compared to 25.3% for the comparable period of 2007. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors have resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions, mortgage availability or interest rates, approximately 70% of the units in our backlog will close under existing sales contracts during the remainder of fiscal year 2008.
Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007
Revenues. Revenues decreased 29.1%, or $120.9 million, for the nine months ended February 29, 2008 to $294.6 million, as compared to $415.5 million for the nine months ended February 28, 2007. We experienced a 29.2% decrease in homes closed to 1,020 in the nine months ended February 29, 2008 from 1,440 in the nine months ended February 28, 2007. In the nine months ended February 29, 2008, homes closed decreased in almost all of our markets due to the overall decline in the housing industry. The impact of this decline was intensified by an increase in cancellations to 35.2% for nine months ended February 29, 2008 as compared to 30.8% for the nine months ended February 28, 2007. The average sales price per home closed decreased slightly by $9,000 per home or 3.2% to $274,000 in the nine months ended February 29, 2008, as compared to $283,000 in the nine months ended February 28, 2007, primarily due to the mix of homes sold during the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007 and increases in sales incentives offered.
We had $14.3 million in revenue from land sales for the nine months ended February 29, 2008 as compared to land sale revenues of $7.4 million in the nine months ended February 28, 2007, primarily as a result of the sale of 280 condo lots in Orlando. Land sales are incidental to the business of building and selling homes.
Asset Impairments. During the nine months ended February 29, 2008, we evaluated 40 communities, of which 21 were identified as impaired. The remaining carrying value for the finished homes and land in these communities is $55.6 million. The following table sets forth, by reportable segment and inventory category, the asset impairments recorded for the nine months ended February 29, 2008 and February 28, 2007:

	Nine Months Ended
	February 29,	February 28,
	2008	2007
	($ in thousands)
Land and Land Under Development (Held-for-Development)
East	$17,755	$3,977
West	27,105	7,117

Subtotal	$44,860	$11,094

Housing Completed or Under Construction
East	$3,366	$50
West	6,886	160

Subtotal	$10,252	$210

Subtotal by Segment
East	$21,121	$4,027
West	33,991	7,277

Consolidated Asset Impairments	$55,112	$11,304

Gross Margins. Home gross margins were (0.9)% for the nine months ended February 29, 2008, compared to 17.8% in the nine months ended February 28, 2007. The decrease in our home gross margins was primarily due to $55.1 million in impairment charges related to our real estate inventory recognized in the nine months ended February 29, 2008 compared to impairment charges of $11.3 million in the nine months ended February 28, 2007 and an increase in sales incentives offered during the nine months ended February 29, 2008 as compared to the nine months ended February 28, 2007.
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $21.6 million for the nine months ended February 29, 2008, or 7.3% of revenues, compared to $25.5 million, or 6.1% of revenues in the nine months ended February 28, 2007. The dollar decrease of $3.9 million, or 15.1%, was primarily due to a decrease in sales commissions due to the 32.1% decrease in homes closed.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $21.8 million, or 7.4% of revenues, in the nine months ended February 29, 2008 compared to $29.7 million, or 7.1% of revenues, in the nine months ended February 28, 2007. The dollar decrease of $7.9 million resulted primarily from decreased compensation costs attributable to a decrease in personnel costs through reduced headcount and the decrease in net earnings, as bonuses earned by corporate and division management are partially based on our profitability.
Net (Loss) Income. Net (loss) income decreased $68.8 million, or 332.4%, to a net loss of $48.1 million in the nine months ended February 29, 2008, as compared to net income of $20.7 million in the nine months ended February 28, 2007. The decrease resulted primarily from impairment charges of $55.1 million in the nine months ended February 29, 2008 from $11.3 million of impairment charges in the nine months ended February 28, 2007. Additionally, the decrease was due to the 29.2% decrease in homes closed and a 105.1% decrease in home gross margins.
Net New Home Orders and Backlog. Net new home orders decreased 36.3%, or 417 units, during the nine months ended February 29, 2008, as compared to the nine months ended February 28, 2007. The decrease was the result of the continued increase in cancellations and the continued decline in consumer demand for new homes.
Backlog as of February 29, 2008 was 532 homes, with a sales value of $149.5 million. This represents a decrease in the sales value of backlog of $120.9 million, or 44.7%, at February 29, 2008 as compared to the sales value of backlog of $270.4 million at February 28, 2007. Backlog represents the number and value of new sales orders net of any cancellations that may have occurred during the reporting period. Historically, we have experienced a cancellation rate between 15% - 20% of the gross new orders recorded in any reporting period, which resulted in 80% — 85% of the number of units in our backlog closing under existing sales contracts. However, during the nine months ended February 29, 2008, we experienced cancellations of gross new home orders of 35.2%. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes. We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% of the number of units in our backlog will close under existing sales contracts during the remainder of fiscal year 2008.
Homebuilding Segments
We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At February 29, 2008, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:
East: Atlanta, Orlando and Tampa
West: Dallas, Houston, Phoenix and Denver
Selected Financial and Operational Data

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
	($ in thousands)				($ in thousands)
Total Revenues
Homebuilding
East	$29,956	$72,510	$(42,554)	(58.7%)	$130,271	$177,610	$(47,339)	(26.7%)
West	52,992	56,874	(3,882)	(6.8%)	164,299	237,745	(73,446)	(30.9%)

Total Homebuilding	82,948	129,384	(46,436)	(35.9%)	294,570	415,355	(120,785)	(29.1%)
Corporate	9	42	(33)	(78.6%)	52	150	(98)	(65.3%)

Consolidated	$82,957	$129,426	$(46,469)	(35.9%)	$294,622	$415,505	$(120,883)	(29.1%)

Gross (loss) profit
Homebuilding
East	$(7,751)	$14,175	$(21,926)	(154.7%)	$5,682	$36,082	$(30,400)	(84.3%)
West	(1,164)	9,746	(10,910)	(111.9%)	(7,753)	41,824	(49,577)	(118.5%)

Total Homebuilding	(8,915)	23,921	(32,836)	(137.3%)	(2,071)	77,906	(79,977)	(102.7%)
Corporate	9	42	(33)	(78.6%)	53	150	(97)	(64.3%)

Consolidated	$(8,906)	$23,963	$(32,869)	(137.2%)	$(2,018)	$78,056	$(80,074)	(102.6%)

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
Net new home orders (units):

Atlanta	88	72	16	22.2%	188	259	(71)	(27.4%)
Orlando	36	67	(31)	(46.3%)	94	141	(47)	(33.3%)
Tampa	21	18	3	16.7%	38	43	(5)	(11.6%)

East	145	157	(12)	(7.6%)	320	443	(123)	(27.8%)

Dallas	48	99	(51)	(51.5%)	136	247	(111)	(44.9%)
Houston	33	80	(47)	(58.8%)	114	282	(168)	(59.6%)
Phoenix	74	97	(23)	(23.7%)	134	176	(42)	(23.9%)
Denver	11	—	11	n/m	27	—	27	n/m

West	166	276	(110)	(39.9%)	411	705	(294)	(41.7%)

Company total	311	433	(122)	(28.2%)	731	1,148	(417)	(36.3%)

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
Homes closed (units):

Atlanta	44	114	(70)	(61.4%)	159	321	(162)	(50.5%)
Orlando	35	90	(55)	(61.1%)	163	246	(83)	(33.7%)
Tampa	21	28	(7)	(25.0%)	49	39	10	25.6%

East	100	232	(132)	(56.9%)	371	606	(235)	(38.8%)

Dallas	76	89	(13)	(14.6%)	260	336	(76)	(22.6%)
Houston	44	81	(37)	(45.7%)	168	278	(110)	(39.6%)
Phoenix	66	40	26	65.0%	184	220	(36)	(16.4%)
Denver	14	—	14	n/m	37	—	37	n/m

West	200	210	(10)	(4.8%)	649	834	(185)	(22.2%)

Company total	300	442	(142)	(32.1%)	1,020	1,440	(420)	(29.2%)

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
Average sales price per home closed ($ in thousands):

Atlanta	$283	$268	$15	5.6%	$298	$280	$18	6.4%
Orlando	332	334	(2)	(0.6%)	348	295	53	18.0%
Tampa	279	425	(146)	(34.3%)	325	388	(63)	(16.2%)

East	299	313	(14)	(4.4%)	323	293	30	10.2%

Dallas	221	240	(19)	(7.9%)	222	231	(9)	(3.9%)
Houston	225	239	(14)	(5.8%)	216	224	(8)	(3.6%)
Phoenix	308	393	(85)	(21.6%)	306	409	(103)	(25.2%)
Denver	249	—	249	n/m	261	—	261	n/m

West	253	269	(16)	(5.9%)	246	276	(30)	(10.9%)

Company total	$268	$292	$(24)	(8.2%)	$274	$283	$(9)	(3.2%)

	Three Months Ended				Nine Months Ended
	February 29,	February 28,			February 29,	February 28,
	2008	2007	Change	%	2008	2007	Change	%
Cancellation rates during the period:

Atlanta	11.1%	25.8%	-14.7%	(57.0%)	19.0%	22.9%	-3.9%	(17.0%)
Orlando	23.4%	36.2%	-12.8%	(35.4%)	27.7%	43.1%	-15.4%	(35.7%)
Tampa	19.2%	10.0%	9.2%	92.0%	34.5%	27.1%	7.4%	27.3%

East	15.7%	29.3%	(13.6%)	(46.4%)	23.8%	31.1%	(7.3%)	(23.5%)

Dallas	34.2%	24.4%	9.8%	40.2%	35.8%	28.6%	7.2%	25.2%
Houston	50.7%	25.9%	24.8%	95.8%	49.3%	26.2%	23.1%	88.2%
Phoenix	26.0%	18.5%	7.5%	40.5%	42.5%	39.1%	3.4%	8.7%
Denver	15.4%	—	15.4%	n/m	28.9%	—	28.9%	n/m

West	34.4%	22.9%	11.5%	50.2%	41.9%	30.7%	11.2%	36.5%

Company total	26.8%	25.3%	1.5%	5.9%	35.2%	30.8%	4.4%	14.3%

	February 29,	February 28,
	2008	2007	Change	%
Backlog (units) at end of period:
Atlanta	111	141	(30)	(21.3%)
Orlando	57	238	(181)	(76.1%)
Tampa	21	39	(18)	(46.2%)

East	189	418	(229)	(54.8%)

Dallas	88	201	(113)	(56.2%)
Houston	101	173	(72)	(41.6%)
Phoenix	142	165	(23)	(13.9%)
Denver	12	—	12	n/m

West	343	539	(196)	(36.4%)

Company total	532	957	(425)	(44.4%)

	February 29,	February 28,
	2008	2007	Change	%
Sales value of backlog at end of period ($ in thousands):
Atlanta	$31,263	$41,065	(9,802)	(23.9%)
Orlando	18,495	79,588	(61,093)	(76.8%)
Tampa	7,030	14,516	(7,486)	(51.6%)

East	56,788	135,169	(78,381)	(58.0%)

Dallas	19,398	43,373	(23,975)	(55.3%)
Houston	25,206	38,418	(13,212)	(34.4%)
Phoenix	45,147	53,412	(8,265)	(15.5%)
Denver	2,926	—	2,926	n/m

West	92,677	135,203	(42,526)	(31.5%)

Company total	$149,465	$270,372	(120,907)	(44.7%)

	February 29,	February 28,
	2008	2007	Change	%
Active communities at end of period:
Atlanta	10	10	—	0.0%
Orlando	6	7	(1)	(14.3%)
Tampa	3	3	—	0.0%

East	19	20	(1)	(5.0%)

Dallas	9	12	(3)	(25.0%)
Houston	10	9	1	11.1%
Phoenix	10	8	2	25.0%
Denver	1	—	1	n/m

West	30	29	1	3.4%

Company total	49	49	—	0.0%

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007
Homebuilding East: Revenues decreased 58.7% to $30.0 million for the three months ended February 29, 2008 from $72.5 million for the three months ended February 28, 2007. The primary driver of the decrease in revenues is the 56.9% decrease in homes closed due to continued weakening in the demand for new homes in this segment’s markets. The average sales price per home closed decreased 4.4% primarily due to Tampa, which experienced a decrease of 34.3% as a result of an increase in sales incentives offered. The decrease in Tampa was offset by an increase in average sales price in Atlanta by 5.5%. This increase was due to closing a higher percentage of single family move-up homes than lower priced townhomes and condominiums. In the three months ended February 29, 2008, 50.0% of all units closed in Atlanta were single family homes as compared to 35.1% in the three months ended February 28, 2007.
Gross profit decreased $21.9 million, or 154.7%, for the three months ended February 29, 2008, compared to the three months ended February 28, 2007, primarily as a result of increased sales incentives offered to homebuyers and $11.7 million of impairment charges. With regards to the impairment charges, we evaluated 16 communities, of which 9 were identified as impaired. The remaining carrying value of the land as of February 29, 2008 was $26.7 million. Gross margins were (25.9)% for the three months ended February 29, 2008, compared to 19.5% for the three months ended February 28, 2007.
Homebuilding West: Revenues decreased 6.8% for the three months ended February 29, 2008 to $53.0 million from $56.9 million in the three months ended February 28, 2007. The decrease in revenues was primarily due to the 4.8% decrease in the number of homes closed, as well as a 5.9% decrease in the average sales price. The decrease in the average sales price was primarily driven by Phoenix, which experienced a decrease of 21.6% in the three months ended February 29, 2008 as compared to the three months ended February 28, 2007 due to an increase in sales incentives offered.
Gross profit decreased $10.9 million, or 111.9%, for the three months ended February 29, 2008, compared to the three months ended February 28, 2007, primarily as a result of $8.6 million of impairment charges. With regards to the inventory valuation adjustments, we evaluated 15 communities, of which 5 were identified as impaired. The remaining carrying value of the land as of February 29, 2008 was $16.1 million. Gross margins were (2.2%) for the three months ended February 29, 2008, compared to 17.1% for the three months ended February 28, 2007.
Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007
Homebuilding East: Revenues decreased 26.7% to $130.3 million for the nine months ended February 29, 2008 from $177.6 million for the nine months ended February 28, 2007. The decrease in revenues was primarily due to a 38.8% decrease in the number of homes closed, partially offset by a 10.4% increase in the average sales price of homes closed due to a change in the mix of homes closed. In the nine months ended February 28, 2007, 40% of the homes closed were lower priced condominiums and 60% were higher priced single family and townhomes, as compared to the nine months ended February 29, 2008 during which only 15% of homes closed were condominiums and 85% were single family and townhomes.
Gross profit decreased $30.4 million, or 84.3%, for the nine months ended February 29, 2008, compared to the nine months ended February 28, 2007, primarily as a result of increased sales incentives offered to homebuyers and $21.1 million of impairment charges. With regards to the impairment charges, we evaluated 16 communities, of which 11 were identified as impaired. The remaining carrying value of the land as of February 29, 2008 was $33.1 million. Gross margins were 4.4% for the nine months ended February 29, 2008, compared to 20.3% for the nine months ended February 28, 2007.
Homebuilding West: Revenues decreased 30.9% for the nine months ended February 29, 2008 to $164.3 million from $237.7 million in the nine months ended February 28, 2007. The decrease in revenues was primarily due to the 22.2% decrease in the number of homes closed. Additionally, the average sales price of homes delivered decreased 10.9% in this segment’s markets primarily due to Phoenix, which experienced a decrease of 25.2% due to an increase in the sales incentives offered in all communities.
Gross profit decreased $49.6 million, or 118.5%, for the nine months ended February 29, 2008, compared to the nine months ended February 28, 2007, primarily as a result of increased sales incentives offered to homebuyers and $34.0 million of impairment charges. With regards to the impairment charges, we evaluated 24 communities, of which 10 were identified as impaired. The remaining carrying value of the land as of February 29, 2008 was $22.5 million. Gross margins were (4.7%) for the nine months ended February 29, 2008, compared to 17.6% for the nine months ended February 28, 2007.

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
As of February 29, 2008, our ratio of total debt to total capitalization was 59.2%, compared to 52.1% as of May 31, 2007. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
Operating Cash Flow. During the nine months ended February 29, 2008, we provided approximately $15.1 million from our operating activities. We had a net loss of $48.1 million (which was in part attributable to non-cash impairment losses of $55.1 million), a decrease in inventories of $6.0 million and a decrease in accounts payable of $4.3 million
During the nine months ended February 28, 2007, we generated approximately $2.9 million in cash from operating activities as a result of net income of $20.7 million (which included non-cash impairment losses recognized of $11.3 million) and experienced a decrease in accounts receivable of $11.6 million which were partially offset by a $36.9 million increase in spending on inventory supply for future growth and a decrease in accounts payable of $10.3 million.
Investing Cash Flow. Cash used in investing activities totaled $3.9 million for the nine months ended February 29, 2008, which reflected additions to capital assets of $4.4 million.
Cash used in investing activities totaled $3.7 million for the nine months ended February 28, 2007 due to additions to capital assets of $3.6 million.
Financing Cash Flow. During the nine months ended February 29, 2008, cash used in financing activities totaled $9.0 million, which included borrowings under our senior unsecured revolving credit facility of $50.0 million and repayments of amounts outstanding under our senior unsecured revolving credit facility of $57.6 million. We made distributions of $0.8 million to our members for the payment of federal and state income taxes.
Net cash provided by financing activities totaled $0.7 million in the nine months ended February 28, 2007. We incurred borrowings under our senior unsecured revolving credit facility of $141.5 million, made repayments of amounts outstanding under our senior unsecured revolving credit facility of $116.6 million and made distributions of $23.8 million to our members for the payment of federal and state income taxes and as general distributions of income.
Senior Unsecured Revolving Credit Facility. In December 2005, we entered into an amended senior unsecured revolving credit facility. The senior unsecured revolving credit facility originally provided for up to $300.0 million of unsecured borrowings, subject to a borrowing base, and included an accordion feature by which we may request, subject to certain conditions, an increase of the senior unsecured revolving credit facility up to a maximum of $400.0 million. The senior unsecured revolving credit facility provided for the issuance of up to $50.0 million in letters of credit. At February 29, 2008, we had available borrowing capacity under this facility of $141.5 million as determined by borrowing base limitations defined in the agreement. Our obligations under the amended senior unsecured revolving credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests.
Once during each fiscal year, (i.e., June 1-May 31), we may request that the lenders extend the maturity date by an additional year. In January 2007, we amended the senior unsecured revolving credit facility to extend the maturity date to January 19, 2011, for 93.3%, or $280.0 million of the original facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges.
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
The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior unsecured revolving credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default, has occurred and is continuing or would occur as a result of the making such payment, redemption or purchase. Finally, the December Amendment provides for a reduction of the aggregate commitment under the senior unsecured revolving credit facility to $250.0 million. As of and for the three and nine months ended February 29, 2008, we were in compliance with the covenants under the senior unsecured revolving credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offered Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the revolving credit facility requires us to pay certain fees. The effective interest rate of the facility at February 29, 2008, was approximately 5.62%.
Borrowings under the senior unsecured revolving credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior unsecured revolving credit facility. At February 29, 2008, we had $53.8 million in outstanding borrowings, and $141.5 million in available borrowings under the senior unsecured revolving credit facility. Borrowing base availability was not materially impacted by the December Amendment.
The three amendments effected in 2007 all related to changing industry conditions and the impact on our financial condition. At the time we negotiated these amendments, we were in compliance with our credit facility, but requested modifications to ensure that we would be able to maintain continued compliance if industry conditions continued to decline. In January 2007, we modified the definition of EBITDA to address non-cash gains and non-cash losses or charges, primarily as a result of the impairment charges we and others in our industry have experienced recently and their unintended impact on covenant compliance. The amendments negotiated in June

2007 and December 2007 were designed to ensure that we would be able to continue to comply with the leverage and interest coverage ratios of the credit facility as our levels of revenue and income declined in light of industry conditions. We also amended our tangible net worth requirement in the December Amendment as part of the overall negotiations with our lenders. Finally, the December Amendment included a reduction in the aggregate commitment that may be borrowed under the facility. While the size of the facility was decreased, we do not believe that these amendments will have any impact on our liquidity. The size of the facility was calibrated consistent with the current size of our business and our anticipated liquidity needs for the next few years, based on existing assumptions regarding conditions that are likely to exist in our industry during that period. Further, the covenant changes were designed to ensure covenant compliance issues would not impair our access to liquidity going forward. The interest coverage ratio and our minimum tangible net worth requirement are our most restrictive covenants under the senior unsecured revolving credit facility and these amendments offer additional flexibility during these difficult times. As of February 29, 2008, our interest coverage ratio was 2.03 to 1.00. The credit facility requires that we maintain an interest coverage ratio of at least 2.00 to 1.00, but permits the ratio to fall below this level so long as the number of fiscal quarters in which it is less than 1.50 to 1.00 does not exceed eight and the number of fiscal quarters in which it is less than .50 to 1.00 does not exceed four. Further, if our interest coverage ratio falls below 2.00 to 1.00, our leverage ratio becomes more restrictive. To date, our interest coverage ratio has not been below 2.00 to 1.00. Under the facility we are also required to maintain tangible net worth of $110 million, plus 50% of consolidated earnings for each quarter after November 30, 2007. As of February 29, 2008, our tangible net worth was $124 million. If our financial condition deteriorates, we may be challenged to meet our covenants and we may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. There can be no assurances, however, that if needed, we will be able to obtain such modifications or raise such capital on terms that are acceptable to us, or at all.
9.5% Senior Subordinated Notes. In September 2005, we and Ashton Woods Finance Co., our 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior unsecured revolving credit facility and to repay certain related party debt. In April 2006, we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933. Interest on the notes is payable semiannually. We may redeem the notes, in whole or part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, we may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior unsecured revolving credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior unsecured revolving credit facility. We do not have any independent operations or assets apart from our investments in our subsidiaries. As of February 29, 2008, the outstanding notes with a face value of $125.0 million had a fair value of approximately $62.5 million, based on quoted market prices by independent dealers.
The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior unsecured revolving credit facility, the financial covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected. As of and for the quarter ended February 29, 2008, the Company was in compliance with the covenants under the Senior Subordinated Notes, however, under the restricted payments test, we will not be able to make additional restricted payments until such time we have increased consolidated net income. We will continue to make payments to our owners to satisfy their tax obligations pursuant to the exception provided in the indenture from the restricted payments limitation.

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
Each reporting period, we review all components of inventory in accordance with SFAS No. 144, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the estimated fair value of the community from the carrying value of the community.

In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins and contribution margins for homes closed and the gross margins and contribution margins for homes sold in backlog. This evaluation also includes critical assumptions/estimates that are dependent on market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future periods as facts and circumstances change. Local market-specific conditions that also impact these estimates for a community may include:
•	estimates with respect to future home sales prices, cost of sales, including levels of sales incentives and the monthly rate of sales;
•	intensity of competition within a market or sub-market, including current publicly available home sales prices and home sales incentives offered by our competitors;
•	subdivision specific attributes, such as location, availability of lots in sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;
•	potential for alternative home styles to respond to local market conditions; and
•	changes by management in the sales strategy for a given subdivision.
If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories are further sensitive to changes in economic conditions, such as availability of mortgage credit, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic conditions as well as market or sub-market conditions and their impact on the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.
We recorded $20.3 million and $55.1 million of impairment losses during the three and nine months ended February 29, 2008, respectively, as compared to $1.8 and $11.3 million of impairment losses in the three and nine months ended February 28, 2007, respectively, as set forth in the table below:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Atlanta	$5,179	$1,826	$7,005	$1,876
Orlando	2,007	—	7,392	—
Tampa	4,485	—	6,724	2,151

East	$11,671	$1,826	$21,121	$4,027

Dallas	$1,436	$—	$4,131	$1,322
Houston	639	—	2,113	—
Phoenix	6,481	—	26,087	5,955
Denver	55	—	1,660	—

West	$8,611	$—	$33,991	$7,277

Company total	$20,282	$1,826	$55,112	$11,304

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
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL COMMITMENTS
Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. We expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior unsecured revolving credit facility. As of February 29, 2008, our contractual obligations have not changed materially from those reported in the footnotes of our audited consolidated financial statements for the fiscal year ended May 31, 2007 and as reported in our Form 10-K for the fiscal year then ended filed with the Securities and Exchange Commission on July 19, 2007.
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
As of February 29, 2008, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise $54.3 million of our land options, which includes cash deposits totaling an aggregate of approximately $3.1 million.
Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46(R) issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties which have created variable interests. Under these contracts, initially to acquire 655 finished lots at an aggregate price of approximately $33.0 million, 139 finished lots remain to be acquired for an aggregate price of $6.9 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46. The consolidation of these variable interest entities added $5.1 million, $4.4 million and $0.6 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at February 29, 2008 and added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2007.
We participate in a number of land development entities with equity investments of 50% or less where we do not have a controlling interest. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $3.0 million and $1.5 million at February 29, 2008 and May 31, 2007, respectively.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in sections captioned Overview and Liquidity and Capital Resources. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
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
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt, however, as of February 29, 2008 we are not a party to any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of February 29, 2008, we had a total of $53.8 million of floating rate debt outstanding under our senior unsecured revolving credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate.
Exchange Rate Sensitivity
All of the Company’s revenue and expenses are denominated in U.S. dollars. As a result, the Company does not experience foreign exchange gains or losses.
Item 4T. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of February 29, 2008, and based upon that evaluation have concluded that the Company’s disclosure controls and procedures were effective, as of February 29, 2008, to provide reasonable assurance that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.
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
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 6. Exhibits
(a) A list of the exhibits filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index” which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASHTON WOODS USA L.L.C. (Registrant)
By:	/s/ THOMAS KROBOT
Thomas Krobot
President, Chief Executive Officer and Director

By:	/s/ JERRY PATAVA
Jerry Patava
Interim Chief Financial Officer

Date: April 14, 2008

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