Form 10-K
period 2008-05-31
Ashton Woods USA L.L.C.
filed 2008-08-29
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 333-129906
Ashton Woods USA L.L.C.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2721881
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1405 Old Alabama Rd. Suite 200, Roswell, Georgia	30076
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code): (770) 998-9663
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None
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
DOCUMENTS INCORPORATED BY REFERENCE: NONE

Ashton Woods USA L.L.C.
FORM 10-K
For the fiscal year ended May 31, 2008

PART I
Item 1. Business
Unless otherwise indicated, when we use the terms “Ashton Woods,” “we,” “us,” and “our,” we mean Ashton Woods USA L.L.C. and its consolidated subsidiaries.
INTRODUCTION
We are one of the largest private homebuilders in the United States based on number of home closings and revenues. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. These cities represent seven of the 22 largest new residential housing markets in the United States according to the U.S. Census Bureau. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction.
BUSINESS STRATEGY
Throughout fiscal years 2007 and 2008, our business has been significantly impacted by the continued protracted downturn in the homebuilding industry, which has resulted in decreases in home closings, net new home orders and revenues and adverse changes in our net income/loss from the record levels achieved in earlier fiscal years. Consistent with the general downturn in housing markets across the United States, most of the markets we serve have faced a persistent oversupply of new and resale homes available for sale. Our business has encountered significant challenges from heightened builder and investor efforts to sell homes and land, increased foreclosure activity, consumer reluctance to purchase homes, tighter lending standards due to turmoil in the mortgage finance and credit markets, and reduced home affordability, particularly in areas that experienced rapid sales price increases in prior years. We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions. Although we believe the long-term fundamentals which support housing demand remain solid and the current negative conditions will moderate over time, the timing of a recovery in the housing market is unclear.
As a result, while our long-term strategy remains to continue to grow our homebuilding business in our current and in new markets leveraging on the attributes and strategies discussed below, our primary strategy during this downturn has been to strengthen our financial condition, and in particular, to focus on the quality of our balance sheet, maintaining our conservative land position and leverage. Our strategy has focused on cost containment through managed reductions in labor force and reductions in our cost structure, including a 12% reduction in direct costs over a 24-month period and savings through internalizing our architectural design process, changing our advertising strategy, focusing more on internet generated leads, and revisions to our national contracts and model rebates. Further, as discussed below, we have continued to focus on managing our inventory risk through a focused reduction in land purchases, proactively managing our speculative homes and land inventory and exiting options where appropriate. Current market conditions have also afforded us the opportunity to strategically enhance our talent pool through selective hiring of experienced personnel in a number of our markets. Also, through carefully structured compensation, selection, recruiting and training programs, we are working to reduce our turnover rate to below the market average. With these areas of immediate focus, we continue to follow the following long-term strategies designed to leverage the strengths of our business in the diverse market conditions we face from time to time.
We Provide Our Customers with Superior Value, Quality and Customer Service. Based on the awards we have received, we believe we are recognized for building homes that offer superior design, excellent quality and outstanding value. We believe that our rigorous focus on value, quality and customer service provides us with an important competitive advantage which can enable us to increase our sales and enhance our profitability. We perform comprehensive research of homebuyer preferences and utilize the services of award-winning outside architectural firms to provide our customers with attractive, well designed homes, consistent with the tastes and trends in each of our markets. We offer our homebuyers the opportunity to personalize their new homes in our state-

of-the-art Ashton Woods Homes Design Centers in Atlanta, Dallas, Houston, Tampa and Orlando, or in our fully decorated model homes in each of our communities. We instill in all our employees the importance of high quality and superior customer service through extensive in-house training, as well as through a compensation structure directly tied to our customer satisfaction results.
Our reputation for outstanding quality, superior designs and excellent customer service is evidenced by the recognition received for outstanding customer satisfaction as well as the numerous design and marketing awards and accolades that we have received over the past several years. These awards include:
•	The Keystone Award from Residential Warranty Company — A quality building standard award for unique design and excellent customer service.

•	The Atlanta OBIE[1] Awards for:
➢	The 2007 Best New Home Builder Website; and

➢	The 2007 Best New Home Builder Billboard.
•	Tampa Parade of Homes Awards. Specifically,
➢	The 2007 Parade of Homes Grand Award received for our Napa plan featured at our South Green neighborhood for homes in the $650,000 to $699,000 category;

➢	The 2007 Parade of Homes Blue Ribbon award for outstanding features; and

➢	The 2008 Parade of Homes Grand Award received for our Coronado at Landings Port Tampa neighborhood for homes in the $450,000 to $499,000 category.
•	The Orlando Parade of Homes Award received for our Wickham Park townhouse community - first place in 2008 for communities of between 100 and 1000 lots.

•	Greater Houston Builder Association Award received for our Terravista Model — 2008 Best Interior Design for homes in the $300,000 to $400,000 category.

•	Awards granted for 2007 sales and construction managers of the year.
We Leverage Our Product, Customer and Geographic Diversification. We offer a broad portfolio of products including single-family detached homes, townhomes and stacked-flat condominiums, designed for and marketed to first-time buyers and first- and second-time move-up buyers. We operate in seven geographically diverse markets. Our product, customer and geographic diversification enable us to balance dynamic market conditions, enhance financial stability and reduce our exposure to any specific market or homebuyer segment. Single-family detached homes, townhomes, stacked-flat condominiums and active adult communities accounted for 69%, 20%, 9% and 2%, respectively, of our net new home orders for the fiscal year ended May 31, 2008, and 80%, 13%, 6% and 1%, respectively, of our net new home orders for the fiscal year ended May 31, 2007. We capitalize on our broad product portfolio by targeting a diversified customer base. We estimate that first-time buyers, and first- and second-time move-up buyers accounted for 25%, 50% and 25%, respectively, of our net new home orders during the fiscal year ended May 31, 2008 and 31%, 42% and 27%, respectively, of our net new home orders during the fiscal year ended May 31, 2007.
We believe that we are able to successfully leverage our market presence in our existing markets and enhance our product offerings. We also believe that we are able to appeal to a broader group of homebuyers and enhance our growth without a significant increase in our overhead costs. This strategy has proven successful as we build multi-family product lines, such as townhomes and stacked-flat condominiums, in many of our markets along with an active adult line targeted to buyers over 55 years of age in Atlanta.
We Pursue Disciplined Expansion in Large, High Growth Markets. While the development of new markets is not a priority for us in the near term, we believe that current market conditions will provide opportunities in the future to expand and strengthen our business. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa, seven of the 22 largest new residential housing markets in the United States by single-family housing

[1]	The OBIE awards are presented annually by the Atlanta Home Builders Association. Although we, along with other homebuilders, are members of this association, we do not have an ownership interest and are not otherwise affiliated with the award sponsor. The OBIE Awards began in 1980 and have grown throughout the years to now feature more than 100 building, remodeling, marketing and personal achievement categories in which to enter. These awards are the highest honor given in the Atlanta housing industry, and winners gain industry recognition and attract promotional opportunities.

starts. Enhancing our product and price point portfolio in our existing markets, as market conditions allow, is central to our growth strategy. We perform extensive research, including customer focus groups, to determine demand for additional product offerings in each of our markets. We target the homebuyer segments with the most attractive demand and supply characteristics, which we identify with the help of proprietary market studies analyzing economic and demographic trends and the competitive environment. We believe our existing markets offer attractive long-term growth opportunities. We further believe that we have demonstrated our ability to effectively compete and succeed in our markets through our expansion into townhomes, stacked-flat condominiums and an active adult line in certain of our markets.
We will also continue to evaluate prudent expansion opportunities into select new markets as market conditions allow. Our strategy for growth in new markets is driven by identifying large homebuilding markets with attractive long-term growth prospects and favorable supply and demand characteristics. We typically hire experienced local managers to manage each new market and initially focus on providing homes for the first- and second-time move-up buyer segments. While we consider acquisitions where attractive opportunities are identified, we have historically pursued a strategy of developing start-up operations to drive our expansion in select new markets.
We Acquire and Develop Strong Land Positions. We maintain a rigorous focus on only acquiring land in premier locations, which we believe provides us with superior competitive positioning and enhanced operational performance. We target land opportunities in each of our markets largely through the use of an in-depth analysis of supply and demand fundamentals, combined with site-specific financial feasibility studies, which we prepare with the help of our local operational managers. We utilize strict financial hurdles to evaluate each land acquisition opportunity. This process enables us to optimize our financial returns while minimizing our land and inventory risk.
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
We Manage Inventory Risk. We operate with a conservative approach to financial and inventory management, striving to maintain prudent leverage and substantial liquidity. We have a disciplined land acquisition process with strict financial hurdles. All land purchases must be approved by our Chief Executive Officer and our Chief Financial Officer. We historically targeted a four-year supply of land, subject to periodic adjustments based on market conditions, achieving a balance of land owned and developed for our own use, and additional lots controlled through option contracts. To control our land risk and maintain a conservative balance sheet during the current depressed housing market, we have reduced our land purchases in the last two fiscal years. As of May 31, 2008, and based on the last twelve month’s (“LTM”) closings, our supply of land controlled for use in our homebuilding operations was 3.2 years, consisting of a 2.2-year supply of owned land and a 1.0-year supply of land controlled through option contracts, one of the lowest in the industry compared to other publicly-reporting home builders. For fiscal 2009, we intend to make strategic land purchases as necessary to support our operations and as we identify areas where land and lot prices have declined due to foreclosures and the exit of smaller builders from the industry, applying our historical disciplined process. Additionally, we actively manage our housing inventory by pre-selling substantially all of our homes prior to starting construction, limiting our inventory risk and minimizing our construction cycles. Limitations on the number of speculative units are approved at the corporate level. As of May 31, 2008, we had only 67 completed but unsold homes among our 52 active communities and a total of 156 speculative homes.
We Leverage Our Highly Experienced Management Team. We benefit from a strong and experienced senior management team, with our executive officers averaging more than 15 years of experience in the homebuilding industry. Thomas Krobot, our Chief Executive Officer, has over 35 years of industry experience and has been with our company since 1995. In addition to our seasoned senior management team, we have an outstanding group of division presidents who manage our individual markets. Each division president brings substantial industry knowledge and deep market expertise, with an average of approximately 16 years of experience in new residential construction.
HISTORY
We were founded in 1989 in Dallas, Texas and are headquartered in Atlanta, Georgia. We have expanded into several growing housing markets primarily in the South and Southwest United States. Since our inception, we have grown organically by forming homebuilding and land development operations in select strategic markets with strong housing and employment growth characteristics.
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
The same families and family trusts or related parties also control the Great Gulf Group of Companies (“Great Gulf Group”), which was formed in Toronto in 1983. Great Gulf Group’s operations, in addition to Ashton Woods, consist of one of Ontario’s largest homebuilders of single-family attached and detached homes and high rise condominiums, a commercial, retail and industrial properties construction and management company, and other operations focused in land and resort development, as well as diversified financial investments.
MARKETS AND PRODUCTS
We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Tampa and Denver. Our presence in Denver commenced in 1994 with land development and in fiscal 2005 with homebuilding operations. We sold our first home in Denver in April 2007. Based on current market conditions, we are considering winding down our Denver home building operations as our remaining housing inventory is sold and potentially exiting that market by the end of fiscal year 2009. We currently have one community there which we anticipate will be closed out by the end of fiscal year 2009, and one community with lots under option. We evaluate a number of factors in determining which geographic markets to enter. We analyze economic and real estate conditions by evaluating such statistical information as the historical and projected population growth, the number of new jobs created and projected to be created, the number of housing starts in previous periods, building lot availability and price, housing inventory, competitive environment, and home sale absorption rates.
We generally seek to maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix in each market, we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, we have focused, and intend to continue to focus, our business primarily on first-time and first- and second-time move-up buyers offering single-family detached homes, townhomes and stacked-flat condominiums, which are developments with four or fewer stories of condominium units.
While we develop single-family detached homes in all of our markets, townhomes are currently only offered in Atlanta, Orlando, Denver and Dallas and stacked flat condominiums are only offered in Atlanta and Orlando. For the fiscal year ended May 31, 2008, our homebuilding revenue was comprised of single-family detached homes (79% of revenues), townhomes (15% of revenues) and condominiums (6% of revenues).
Our single-family detached homes range in price from $140,000 to over $560,000, and our townhomes range in price from $180,000 to over $330,000. Stacked-flat condominiums have prices ranging from $170,000 to over $200,000.
As of May 31, 2008, we had 52 active communities in our existing markets, comprised of 41 single-family detached home communities, eight townhome communities and three stacked-flat condominium communities.
HOME DESIGN AND DESIGN CENTERS

We are dedicated to providing high-quality, well-designed homes in desirable communities meeting the demands of today’s homebuyers. The product line offered in a particular community depends upon many factors, including the supply of existing housing and the demand for new housing in the general area. In order to ensure that we meet the demand in the marketplace, we conduct in-depth qualitative and quantitative market research including consumer focus groups. This research enables us to improve the linkage between the design of our homes and the community development and meet the specific lifestyle demands of our targeted homebuyer.
Utilizing both our in-house architectural team and, from time to time, external consultants, we are able to ensure that our home designs provide maximum utilization of space for our wide variety of product offerings ranging from single-family detached homes and townhomes for both first-time and move-up homebuyers as well as stacked-flat condominiums for first-time homebuyers.
At Ashton Woods, we believe that our superior designs are the direct result of a process focused on utilizing internal talent that works intimately with every department to create a product that is the envy of the industry. Utilizing the resources from our internal design studio gives Ashton Woods a competitive advantage in that our group develops concepts that helps us to stay focused on the mission of leading by design.
Our product is designed to appeal to the individual buyer at hand and is never torn from a plan book. To supplement the internal resources at our disposal, we use external consultants, from time to time, that we believe are experts in their field to help perfect our homes, often utilizing experts with knowledge in specific regional architecture, exterior finishes and selections, or floor plan solutions that give our product an added edge. Additionally, we do not believe that one house plan can meet multiple needs across the geographic boundaries of our seven cities. Instead, we take a regional focus and design products not only specific to the city in which they will be built, but to the individual neighborhood.
Our aim is to provide each home with features that make it appeal to a specific lifestyle segment, while giving the plan flexibility through options and/or elevation variety that will appeal to customers in the multiple buyer profiles that our strategic market analysts have provided to us. This will allow the consumer to feel as if we designed the house just for them while capturing multiple buyer types with a single floor plan that has numerous plan options and exterior elevation styles.
We also maintain fully decorated model homes in each of our communities merchandised to provide the homebuyers with the ability to view the completed product as part of their buying decision. In addition, we utilize our Ashton Woods Homes Design Centers to provide homebuyers the ability to personalize their homes. The design centers are staffed with expert in-house designers who can help make selections from an extensive array of products, including carpets, tiles, cabinets, light fixtures and countertops, among others. Our home design centers are organized to fully facilitate the home buying experience for both first-time homebuyers and move-up homebuyers.
LAND ACQUISITION AND DEVELOPMENT
Our long-term land strategy is to return to a four-year land supply, based on homes closed during the last twelve months. However, based on improving or declining market conditions, we may modify this strategy from time to time. We believe that our attractive land positions in our markets will enable us to continue to maintain market share in the current depressed homebuilding environment and to increase our residential production when the homebuilding market improves. As of May 31, 2008 and based on LTM closings, we had a land supply for use in our homebuilding operations of approximately 3.2 years, consisting of a 2.2-year supply of owned land and a 1.0-year supply of land controlled through option contracts.
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
We select land for control based upon a variety of factors, including:
•	internal and external demographic and marketing studies;

•	project suitability;

•	suitability for development generally within a one to three-year time period from the beginning of the development process to the delivery of the last home;

•	financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period;

•	results of environmental and legal due diligence;

•	proximity to local traffic corridors and amenities; and

•	management’s judgment as to the real estate market and economic trends, and our experience in a particular market.
In addition to the land purchased specifically for our homebuilding operations, we have in the past pursued land development opportunities in which we acquired and developed lots for sale to third party builders in addition to use in our own homebuilding operations. We still hold some of this land for our use and for sale to third party builders in Denver and Orlando, among other markets.
Currently, our land development activities in Denver consist of the development of custom lots for sale to third party custom builders in Parker, Colorado in the southeastern area of Denver. As of May 31, 2008, we had 219 lots held for development during the coming fiscal years for sale to third parties.
We believe that we have significant land development expertise which we will continue to leverage in developing land for our own use. However, we do not plan to engage in land development for sale to third parties as a significant aspect of our business in the future.
We acquire land through purchases, rolling option contracts and joint ventures with other builders or developers. We acquire approximately one-fourth to one-third of our land through rolling option contracts, which allow us to control lots and land without incurring the risks of land ownership or financial commitments other than relatively small non- refundable deposits. We enter into option contracts with third parties to purchase finished lots generally as home construction begins. These contracts are generally non-recourse and require non-refundable deposits of 2% to 15% of the sales price. As of May 31, 2008, we had $2.8 million in non-refundable deposits on real estate under option or contract. As of May 31, 2008, we had 4,395 lots under control for use in our homebuilding operations, 2,992 of which are owned by us and 1,403 or 31.9%, of which are available to us through rolling options. As of May 31, 2008, we had no commitments under option contracts with specific performance obligations. Once we acquire land, we generally initiate development through contractual agreements with local subcontractors. These activities include site planning, engineering and home construction, as well as constructing road, sewer, water, utilities, drainage, recreation facilities and other refinements.
The following table presents information regarding land owned and land under option by market as of May 31, 2008:

		Lots Under
	Finished	Development	Raw Land	Total Lots	Lots Under	Total Lots
Market	Lots	(# of lots)	(# of lots)	Owned	Option*	Controlled

Atlanta	362	—	32	394	22	416
Dallas	441	136	—	577	453	1,030
Houston	236	426	—	662	744	1,406
Orlando	360	—	343	703	131	834
Phoenix	284	179	—	463	—	463
Tampa	177	16	—	193	—	193
Denver	—	—	—	—	53	53

Total	1,860	757	375	2,992	1,403	4,395
Percentage of total lots controlled	42.32%	17.22%	8.53%	68.08%	31.92%	100%

*	Includes (i) options under agreements with unrelated third parties and related parties, (ii) options under agreements with joint ventures with unrelated third parties and related parties, and (iii) 195 lots in Houston held by a joint venture with an unrelated third party that is managed by us and as to which option agreements do not yet exist. All of the controlled lots held by joint ventures described below under “Joint Ventures” are included in “Lots Under Option.” This column does not include 219 lots of raw land and land under development in Denver that we own but do not anticipate using in our homebuilding operations.
JOINT VENTURES
Occasionally, we use partnerships or joint ventures to purchase and develop land where these arrangements are economically advantageous. As of May 31, 2008, we controlled 464 lots for future use by our homebuilding operations through joint ventures with unrelated third parties. We anticipate continuing to form new partnerships or joint ventures in the future where economically advantageous.
LETTERS OF CREDIT AND SURETY BONDS
We are frequently required, in connection with the development of our projects, to obtain letters of credit and surety bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any letters of credit or surety bonds are drawn upon, we would be obligated to reimburse the issuer of such letters of credit or surety bond. At May 31, 2008, we had outstanding $17.6 million of letters of credit and surety bonds related to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or surety bonds will be drawn upon.
MARKETING AND SALES
We believe that we have established a reputation for developing high quality homes, which helps to generate interest in each new project. We market our products through a variety of means ranging from fully decorated model homes at each of our communities to newspaper and magazine advertising and increasingly through internet exposure via our website. We focus on continually improving upon our brand awareness and maintaining consistency across our various markets. To this end, we have implemented a standardized sales office design and have increased national advertising to further these initiatives.
We generally build, decorate, furnish and landscape between one and four model homes for each project and maintain on-site sales offices. As of May 31, 2008, we maintained 126 model homes, all of which were owned. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. Structural changes in design from the model homes are generally permitted within specific guidelines, and homebuyers may select various optional amenities through the Ashton Woods Homes Design Centers which allow our homebuyers to personalize their new home. The design centers are staffed with expert in-house designers that can help make selections from an extensive array of resources. Homebuyers can choose from among hundreds of carpets, tiles, floors, cabinets, light fixtures, countertops and more.
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
CUSTOMER FINANCING
As part of our objective to make the home buying process more convenient and to increase the efficiency of our building cycle, we originate mortgages for our customers through Ashton Woods Mortgage, LLC, which is a joint venture with Wells Fargo Home Mortgage. It has a mortgage capture rate (representing the percentage of our homes closed with mortgages originated by Ashton Woods Mortgage, LLC) of more than 80%, and does not retain or service the mortgages that it originates. Ashton Woods Mortgage, LLC provides mortgage origination services only, and it originates mortgage financing for qualified homebuyers for the ultimate purchase of our homes. Upon origination, the mortgages are sold concurrently to Wells Fargo Home Mortgage or other third party mortgage companies as deemed necessary by Wells Fargo Home Mortgage. We record Ashton Woods Mortgage, LLC’s earnings using the equity method of accounting, and its earnings are a component of the line item titled “Earnings in unconsolidated entities’’ in our statement of operations.
TITLE SERVICES
We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The title service companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners of these companies. The earnings from these title companies are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities’’ in our statement of operations.
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
We specify that quality, durable materials be used in the construction of our homes. We have numerous suppliers of raw materials and services, and such materials and services have been and continue to be available. From time to time, we enter into regional and national supply contracts with certain vendors to leverage our purchasing power and our size in order to control our costs. However, we do not have any material long-term contractual commitments with any of our subcontractors or suppliers. We do not maintain inventories of construction materials except for materials being utilized for homes under construction. Materials prices may fluctuate due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. We believe that our relationships with our suppliers and subcontractors are good.
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
WARRANTY PROGRAM
We offer a standard one, two and ten-year warranty program. The one-year limited warranty covers workmanship and materials and includes home inspection visits with the customer. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and construction defects. The second year of the warranty covers construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment). The remaining years of protection cover only construction defects.
We record a liability of approximately 1.0% to 1.3% of the sales price of a home to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that warranty expenses generally fall within the amount established for such allowance.
In addition, we maintain insurance coverage with Residential Warranty Corporation for construction defects. We believe that our accruals and third party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related to claims and litigation.
CORPORATE OPERATIONS
We perform the following functions at a centralized level:
•	the evaluation and selection of geographic markets;

•	the allocation of capital resources to particular markets, including final approval of all land acquisitions;

•	the regulation of the flow of financial resources and maintenance of relationships with our lenders;

•	the maintenance of centralized information systems; and

•	the monitoring of the decentralized operations of our subsidiaries and divisions.
We allocate the capital resources necessary for new projects in a manner consistent with our overall operating strategy. We utilize return on assets, gross margins, net income margin and inventory turnover as the primary criteria for our allocation of capital resources. We will vary the capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures.
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
EMPLOYEES
As of May 31, 2008, we employed 321 persons, of whom 154 were sales and marketing personnel, 76 were executive, management and administrative personnel and 91 were involved in construction. Although none of our employees are covered by collective bargaining agreements, a certain number of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
Item 1A. Risk Factors
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

The occurrence of recent adverse developments in the housing and credit markets has adversely affected our operations resulting in our default under certain covenants of our senior credit facility and our not maintaining the tangible net worth level set forth in the indenture covering the $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 (the “Subordinated Notes”).
In connection with our fiscal year 2008 financial statements, KPMG LLP, our independent registered public accounting firm, issued an opinion containing an explanatory paragraph that states that substantial doubt about our ability to continue as a going concern exists due to the fact that we are in default under our senior credit facility and are below the tangible net worth level set forth in our Subordinated Notes. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our senior credit facility default and current tangible net worth level are a result of the impact of the protracted downturn in the homebuilding industry and credit markets on our operations and financial results. We have received a notice of default from our lenders under the senior credit facility, which among other things, prohibits us from making payments of interest on, or purchasing, the Subordinated Notes, which may result in a default under the Subordinated Notes. Further, if we do not meet the tangible net worth level in our Subordinated Notes for two consecutive quarters, we are required to repurchase 10% of the Subordinated Notes, which we are currently prohibited from doing under our senior credit facility. The fact that we are in default under our senior credit facility and also may default under the Subordinated Notes could cause material adverse effects on our business, results of operations and cash flows, by causing parties that we deal with to question our financial ability to perform our obligations. Financial uncertainty also could negatively affect our relationships with customers, employees and others. Our ability to continue as a going concern may be dependent on our completing an amendment to our senior credit facility, our maintaining compliance with the terms of that facility as amended, our finding a way to comply with the Subordinated Notes, or on our finding alternative financing sources to repay outstanding amounts under the senior credit facility to satisfy our other debt obligations and to fund our operations.
The homebuilding industry is undergoing a significant downturn, the duration and ultimate severity of which are uncertain. Further deterioration in industry conditions or in broader economic conditions in the markets we serve could further decrease demand and pricing for new homes and have additional adverse affects on our operations and financial results.
The housing industry historically has been cyclical and has been affected significantly by adverse changes in consumer confidence levels and prevailing general and local economic conditions, including interest rate levels. These changes in economic conditions have in the past resulted in more caution on the part of potential purchasers of our homes and consequently resulted in a decline in our home sales. Beginning in 2006, through 2007 and continuing into 2008, the homebuilding industry has experienced a significant and prolonged downturn, the first and most severe in a number of years, resulting in a significant decline in demand for newly built homes in our markets. The significant drivers of these economic conditions in this cycle include, among other things, a deepening decline in demand in our markets due to changes in consumer confidence in the real estate market, increased inventory of new and used homes for sale and resulting increases in cancellation rates, pricing pressures resulting from the imbalance between supply and demand and the collapse of the sub-prime lending industry that financed a significant number of home sales over the last few years. These factors have continued to impact our operating performance, and have caused our operating revenues to continue to decline. Also, our gross profits from home sales revenues have continued to decline as we offered higher levels of incentives and price concessions in an attempt to stimulate demand in our communities. We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions. While the industry factors discussed above have an impact on the homebuilding industry generally, they may have a more significant impact on us compared to certain of our competitors because our operations are concentrated in fewer geographic markets.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.
During fiscal years 2007 and 2008, the mortgage lending industry experienced significant instability due to, among other things, defaults on sub-prime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other requirements for a number of loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. Fewer loan products, tighter loan qualifications and tighter terms make it more difficult for some borrowers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and have made it more difficult to sell to both first time and first time move-up buyers, both of whom form a substantial part of our target markets. These reductions in demand have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain. Further, we believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is very important to the housing market. These entities have recently encountered significant problems as a result of the deteriorating housing and credit market conditions. While the federal government has expressed an intention to support Fannie Mae and Freddie Mac, any inability on their part to support the housing market would have additional adverse affects on the availability of mortgages, interest rates and ultimately our ability to sell new homes.
If the market value of our inventory drops significantly, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations and financial condition.
We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. Because of deteriorating conditions in the homebuilding industry, we recognized asset impairment charges with respect to our inventories for fiscal years 2008, 2007 and 2006 of $116.9 million, $18.8 million and $4.5 million, respectively. If the market value of our inventory drops again in the future, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations and financial condition.
Our outstanding indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations. Our credit facility and the Subordinated Notes impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity.
As of May 31, 2008, our outstanding indebtedness was approximately $149.4 million. This outstanding indebtedness could adversely affect us and the holders of our securities in several ways, including, among other things:
•	causing us to be unable to satisfy our obligations under our debt agreements;

•	making us more vulnerable to adverse general economic and industry conditions;

•	making it difficult to fund future working capital, land purchases, acquisitions, general corporate purposes or other purposes; and

•	causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.
We are currently in default under our senior credit facility and amounts outstanding under this facility could be accelerated and become immediately payable. Our ability to obtain additional borrowing and fund our operations in the future could be jeopardized if we do not obtain an amendment to our existing senior credit facility to address such defaults, if in the future we default under our senior credit facility or our Subordinated Notes or if we do not obtain a new credit facility to refinance our existing indebtedness.
Our senior credit facility imposes significant restrictions and obligations on us. Under this facility, we are required to meet certain financial tests, including a minimum consolidated tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio and a maximum land inventory ratio. In addition, we must comply with other covenants which, among other things, limit the incurrence of liens, secured debt, investments, transactions with affiliates, asset sales, mergers, redemptions or repurchases of our Subordinated Notes and other matters. Any failure to comply with any of these covenants could result in an event of default under the senior credit facility. Further, the Subordinated Notes contain covenants which, among other things, limit the incurrence of liens, secured debt (other than security on senior debt), investments, transactions with affiliates, asset sales, mergers and other matters and require that we purchase a portion of the Subordinated Notes if we fail to meet certain consolidated tangible net worth levels. Any failure to comply with these covenants could result in an event of default under the Subordinated Notes which would result in an event of default under the senior credit facility.
As of May 31, 2008, we are in default of the tangible net worth and leverage ratio covenants of the senior credit facility. As of May 31, 2008, we are also below the consolidated tangible net worth level in the Subordinated Notes. If we fall below this level again as of August 31, 2008, we will be required to offer to purchase 10% of the Subordinated Notes, which is currently prohibited by the senior credit facility. We have received a notice of default from the lenders under the senior credit facility, which among other things, prohibits us from paying interest on, or repurchasing the Subordinated Notes, which may result in default under the Subordinated Notes. If we are not able to obtain an amendment of the senior credit facility to address our covenant defaults and to permit us to pay interest on and to purchase a portion of the Subordinated Notes, if required, we would be precluded from incurring additional borrowings and the lenders could cause our debt to become due and payable prior to maturity. Further, if we are not able to pay interest when due on the Subordinated Notes or are required to purchase 10% of the Subordinated Notes, and are not permitted to do so by the terms of our senior credit facility and are unable to obtain a waiver from the holders of the Subordinated Notes, an event of default will occur under the Subordinated Notes and the holders will have the right to accelerate payment of all amounts outstanding. If any of these events occur, we would be forced to seek alternative financing to repay indebtedness under the senior credit facility, to repay the Subordinated Notes and to continue to operate our business. There can be no assurance that we will be able to obtain an acceptable amendment under the senior credit facility or a waiver or amendment of the Subordinated Notes, when needed, without significant additional cost, or at all, or that we will be able to obtain alternative financing on terms acceptable to us, or at all. Failure to secure waivers and amendments or alternative financing could have a material adverse effect on the solvency of our company and our ability to continue as a going concern for a reasonable period of time.
Further increases in our cancellation rate could have a significant negative impact on our operating results.
Our cancellation rate, which is defined as gross new home orders cancelled during a reporting period as a percentage of gross new home orders received, increased significantly during fiscal years 2006, 2007 and 2008, compared with cancellation rates during fiscal years 2004 and 2005. This has negatively impacted the number of homes closed, net home orders, home sales revenue and net income/loss during fiscal years 2008 and 2007. Continued and further high cancellation rates resulting from a number of factors, including, slower home price appreciation, increases in the supply of homes available to be purchased, higher mortgage interest rates, the availability of mortgage products, increased competition and adverse changes in economic conditions, could have a significant negative impact on our home sales revenue and result in lower net income or higher net loss in future reporting periods.
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
An increase in mortgage interest rates may reduce consumer demand for our homes.
Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available at acceptable rates, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins.
As market conditions permit, we intend to continue to consider growth or expansion of our operations which could have a material adverse effect on our cash flows or profitability.
We intend to continue to consider growth or expansion of our operations in our current markets or in other areas when market conditions for growth are favorable, which will require substantial capital expenditures. The current downturn in the homebuilding industry may provide opportunities for growth as conditions stabilize. The magnitude, timing and nature of any future expansion will depend on a number of factors, including the identification of suitable markets, our financial capabilities, the availability of qualified personnel in the target market and general economic and business conditions. Our expansion into new or existing markets could have a material adverse effect on our cash flows or profitability.
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
Lack of greater geographic diversification could expose our business to increased risks based on economic conditions in our markets.
We have homebuilding operations in Atlanta, Dallas, Houston, Orlando, Phoenix, Tampa and Denver. We also have land operations in Denver and Orlando. Our operations in Atlanta, Orlando and Phoenix together provided 58% and 64% of our home building revenues for the fiscal years ended May 31, 2008 and 2007, respectively. Failure to be more geographically diversified could adversely impact us if the homebuilding business in our current markets, especially Atlanta, Orlando, and Phoenix decline further.
We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our homebuilding and land development activities.
The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur debt to finance our homebuilding and land development activities. If internally generated funds and borrowing capacity under our senior credit facility are not adequate to meet our needs, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt. In addition, the availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.
Changes in government regulations applicable to homebuilders could restrict our business activities, increase our operating expenses and cause our revenues to decline.
Regulatory requirements applicable to homebuilders could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances, impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth’’ or “slow growth’’ initiatives, which may be adopted in communities which have developed rapidly, may cause delays in our home projects or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal to grant us necessary licenses, permits or approvals from government agencies could have an adverse effect on our operations. Because we currently operate in only seven markets, any increase in costs or delays due to regulatory changes in one or more of our markets may have a proportionately greater impact on us than on other homebuilding companies that operate in more markets or more regions of the country.
We may incur additional operating expenses due to compliance requirements or fines, penalties and remediation costs pertaining to environmental regulations within our markets.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, our failure to comply with all applicable environmental laws and regulations may result in the imposition of fines and penalties or remediation obligations that may require us to pay substantial amounts of money. The occurrence of any of the foregoing could result in an increase in our expenses and adverse changes in our net income/loss.
We are subject to warranty claims arising in the ordinary course of our business that could adversely affect our results of operations.
We are subject in the ordinary course of our business to home warranty claims. We provide our homebuyers with a one year warranty covering workmanship and materials, a two year warranty covering construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems and a ten year warranty covering construction defects. Warranty claims are common in the homebuilding industry and can be costly, and the terms and limitations of the limited warranties provided to homebuyers may not be effective against claims made by homebuyers. We maintain homebuilder protective policy insurance coverage with Residential Warranty Corporation for construction defects. However, we may not be able to renew our insurance coverage or renew it at reasonable rates. As a result, we may be liable for damages, the cost of repairs and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims. Furthermore, claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors. Increases in the cost to insure against warranty claims may result in an increase in our self-insured retentions and claims reserves. Further, the loss of insurance or liability for uninsured claims could result in an increase in our expenses, thereby reducing our margins and adversely affecting our results of operations and our ability to implement our business plan.
Our operating expenses could increase if we are required to pay higher insurance premiums or incur substantial litigation costs for claims involving construction and product defect liability claims, including claims related to mold, which could adversely affect our net income/loss.
The costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. The scope of coverage may continue to be limited or be further restricted and may become more costly which could require us to divert money away from implementing our business plan in order to pay insurance premiums.
Increasingly in recent years, lawsuits (including class action suits) have been filed against builders asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Our insurance may not cover all of the claims, including personal injury claims, arising from the presence of mold, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our net income/loss.
Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction and product defect liabilities and costs of defense incurred. Insurance coverage available to subcontractors for construction and product defects is becoming increasingly expensive and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer greater losses which could adversely affect our net income/loss.
A builder’s ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies and our net income/loss may be adversely affected. Our inability to recover under those policies or to recover the losses from our subcontractors could have a more severe impact on us than on our larger competitors that have more financial resources.
We are dependent on the services of certain key employees, and the loss of their services could hurt our business.
Our success is dependent upon our senior management team and our ability to attract and retain qualified personnel. During fiscal year 2008, two members of our senior management team, including our chief financial officer, left the Company. We rely heavily on our senior management team for their expertise and understanding of our business operations and strategy. Our decision making process is generally concentrated among our senior management team and is based on their skill and depth of knowledge of us and the homebuilding industry. The departures during fiscal year 2008 have resulted in our placing increased reliance on the remaining members of our senior management team. If we are unable to retain these key employees, particularly Tom Krobot, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy. Further, the loss of one or more of the remaining key employees could put additional strain on the existing management team. Competition for qualified personnel in all of our operating markets is intense, and it could be difficult for us to find experienced personnel to replace our current employees, particularly our senior management team. Furthermore, a significant increase in the number of our active communities would place additional strain on the members of our senior management team and would necessitate the hiring of a significant number of additional personnel, including senior officers, who are in short supply in our markets, particularly with respect to individuals with significant homebuilding experience.
We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.
We conduct our construction operations only as a general contractor. Virtually all construction work is performed by unaffiliated third party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third party subcontractors. If there are not sufficient quality subcontractors available to assist us in home construction, our ability to construct homes on the schedule to which we have committed with our homebuyers would be affected. This could result in an increase in the number of homebuyers that cancel their contracts with us, resulting in less of our backlog being closed in a year than is projected, or could result in an increase in our costs to construct homes in a timely manner, which could result in an increase in our overall costs and thus a decline in our margins and an adverse effect on our net income/loss.
Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.
The homebuilding industry from time to time has experienced significant difficulties with respect to:
•	shortages of qualified trade personnel and other labor;

•	shortages of materials; and

•	volatile increases in the cost of certain materials, including lumber, framing and cement, which are significant components of home construction costs.
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
The homebuilding industry is highly competitive. Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. The consolidation of some homebuilding companies may create competitors that have greater financial, marketing and sales resources than we do and thus could create competitors that are able to compete more effectively against us. In addition, there may be new entrants in the markets in which we currently conduct business. We also compete for sales with the resale market for existing homes and with available rental housing. Increased competition could cause us to increase our selling incentives and reduce our home prices. Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes. A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt.
Reduced numbers of home sales may force us to absorb additional costs which could have an adverse impact on our operating results and financial condition.
We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes, which is related to the number of home sales, extends the length of time it takes us to recover these costs, which could have an adverse impact on our operating results and financial condition.
Item 1B. Unresolved Staff Comments
        Not applicable
Item 2. Properties

We lease 7,105 square feet of office space in Atlanta, Georgia for our corporate offices. This lease expires in 2011. In addition, we lease 92,559 square feet of space for our operating divisions under leases expiring between 2008 and 2012. The leases have terms ranging from 12 months to 48 months, with various renewal options.
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
Although we do not pay dividends to our members, we periodically make distributions to them for the payment of federal and state income taxes and as general distributions of our income. During the fiscal years ended May 31, 2008 and 2007, we distributed a total of $768,000 and $30.4 million, respectively, to our members. All of the distribution in 2008 related to the payment of income taxes and in 2007, $22.9 million related to the payment of income taxes and $7.5 million represented general distributions. We are restricted in our ability to pay distributions under various covenants of our debt agreements.
Item 6. Selected Financial Data
The following table sets forth certain selected consolidated income statement and balance sheet data of Ashton Woods as of and for each of the following five fiscal years:

	Fiscal years ended May 31,
	2008	2007	2006	2005	2004
	(In thousands of $)
Statement of Earnings Data:
Revenues
Home sales (1)	$376,814	$572,166	$670,487	$461,322	$377,265
Land sales (1)	30,688	7,582	31,336	37,005	34,561
Other	562	1,242	1,167	1,279	974

	408,064	580,990	702,990	499,606	412,800

Gross (loss) profit
Home sales (1)	(14,397)	97,836	150,799	96,853	77,325
Land sales (1)	(35,839)	4,138	15,625	19,822	11,312
Other	562	1,242	1,167	1,279	974

	(49,674)	103,216	167,591	117,954	89,611

Sales and marketing expense	$29,295	$34,766	$35,413	$26,503	$23,809
General and administrative expenses	29,798	39,625	40,678	27,725	19,228
Net (loss) income (1),(2)	(113,527)	24,683	86,471	59,454	42,427
Balance Sheet Data (as of period end):
Cash and cash equivalents	$1,067	$38	$181	$105	$625
Inventory	226,030	378,938	393,939	255,993	205,684
Total assets	260,097	416,473	456,185	309,443	240,599
Total debt	149,373	188,039	189,691	110,535	89,568
Members’ equity	58,699	172,994	178,727	129,598	103,811

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the factors that gave rise to the significant changes that occurred in these line items during fiscal year 2008 compared to fiscal year 2007.

(2)	Because we are structured as a limited liability company, income tax obligations are paid by our members and are not borne by us.
The following table sets forth certain other selected financial data as of and for each of the following five fiscal years:

	Fiscal years ended May 31,
	2008	2007		2006		2005		2004

EBITDA (in thousands) (3)	$(91,742)	$43,843		$102,295		$68,553		$52,525
Impairment charge (in thousands)	$116,945	$18,832		$4,516		$—		$—
EBITDA margin (3), (4)	(22.48%)	7.55%		14.55%		13.72%		12.72%
Interest incurred (in thousands) (5)	$17,769	$19,627		$15,347		$4,840		$4,932
Total debt to EBITDA	NA (6)	4.29	x	1.85	x	1.61	x	1.71	x
Total debt to total capitalization	71.8%	52.1%		51.5%		46.0%		46.3%
Operating Data:
Net new home orders (units)	1,043	1,564		2,328		2,230		2,135
Homes closed (units) (7)	1,393	1,992		2,413		1,894		1,697
Average sales price per home closed	$271	$287		$278		$244		$222
Backlog (units) at end of period	471	821		1,249		1,334		998
Sales value of backlog (in thousands)	$132,204	$236,234		$379,906		$369,949		$240,346

(3)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding interest, franchise taxes, depreciation and amortization to our net income/loss. EBITDA is not a financial measure under generally accepted accounting principles in the United States, or GAAP. EBITDA should not be considered an alternative to net income/loss determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this report may not be comparable to similar presentations by others.

EBITDA is a measure commonly used in the homebuilding industry and is presented as a useful adjunct to net income/loss and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance, and we believe that it is a useful measure for investors to compare us with our competitors.
The following is a reconciliation of EBITDA to net income/loss, the most directly comparable GAAP measure:

	Fiscal years ended May 31
	2008	2007	2006	2005	2004
	(In thousands)

Net (loss) income	$(113,527)	$24,683	$86,471	$59,454	$42,427
Franchise taxes	415	188	595	439	361
Depreciation and amortization	5,615	5,925	6,192	3,870	3,915
Interest expense in cost of sales	14,801	13,047	9,037	4,790	5,822
Interest expense included in general and administrative expense	954	—	—	—	—

EBITDA	$(91,742)	$43,843	$102,295	$68,553	$52,525

EBITDA does have certain limitations as a tool for measuring a company’s performance from period to period, because that performance is affected by the use of cash to purchase capital assets and to pay interest and taxes. These amounts, as well as depreciation and amortization associated with capital assets, can fluctuate significantly over time due to fluctuations in our debt levels used to finance our inventory, purchases of capital assets and operations, income levels and other performance issues, which is not apparent if EBITDA is used as an evaluation tool. Because we borrow money to finance our inventory purchases and operations, interest expense is a necessary element of our costs and affects our ability to generate revenue. Further, because we use capital assets, depreciation and amortization are necessary elements of our costs and also affect our ability to generate revenue. Any performance measure that excludes interest expense, depreciation and amortization has material limitations. To compensate for these limitations, our management uses both EBITDA and net income/loss, the most directly comparable GAAP measurement, to evaluate our performance.

(4)	EBITDA margin is calculated by dividing EBITDA by total revenues.

(5)	Interest incurred for any period is the aggregate amount of interest which is capitalized or charged directly to general and administrative expenses during such period.

(6)	Total debt to EBITDA is computed by dividing total debt by EBITDA. Since EBITDA is negative for fiscal year 2008, this computation is not considered meaningful. As noted above, EBITDA for fiscal year 2008 was adversely affected by impairment charges of $116.9 million.

(7)	A home is included in “homes closed” when title is transferred to the buyer. Revenues and cost of sales for a home are recognized at the date of closing.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in Item 15 of this Report on Form 10-K. In addition to historical information, this document contains forward-looking statements that are subject to risks and other uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements. In the text below, financial statement amounts have been rounded, but the percentage changes are based on the more complete numbers presented in the financial statements.
EXECUTIVE OVERVIEW
Description of Business

We are one of the largest private homebuilders in the United States. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. These cities represent seven of the 22 largest new residential housing markets in the United States. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers.

Our revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets that we currently serve. We also acquire and develop land for use in our homebuilding operations and for sale to others. From time to time, we elect to sell parcels of land or finished lots that do not fit with our home development program and to generate cash flow. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to our business of selling and building homes and have fluctuated significantly in the past. We anticipate continuing to sell parcels of land and finished lots in the future when circumstances warrant; however, we do not anticipate future sales of land being as significant a part of our revenues as they have been in the past. We expect that the significance of land sales revenue will fluctuate from quarter to quarter.
We also conduct mortgage origination and title services for the benefit of our homebuilding operation. These ancillary services do not provide us with significant revenues and are carried out through separate jointly-owned entities, which are operated by our partners in these entities. The earnings from these jointly-owned entities are recorded using the equity method of accounting, and the earnings are a component of the line item “Earnings in unconsolidated entities” on our Consolidated Statement of Operations. We have a 49.9% interest in an entity that offers mortgage financing to all of our buyers and in the past has offered refinancing services to others. The mortgage operation’s revenues consist primarily of origination and premium fee income, interest income and the gain on sale of the mortgages. We also offer title services to our homebuyers in Dallas and Houston through 49.0% ownership interests in two title companies, and in Florida through a 49.0% ownership interest in a joint venture with a third party title company. The companies are managed by, and all underwriting risks associated with the title are transferred to, the majority owners.
Discussion of Key Results

The continued, significant downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and adverse changes in our net income/loss from the record levels achieved in earlier fiscal years. These conditions have resulted in a shift in our business strategy to a focus on strengthening our financial condition, improving the quality of our balance sheet and maintaining a conservative land position and leverage.
Our cancellation rates have also continued to increase. Presented below are cancellation rates for fiscal years 2004 through 2008:

Year ended May 31, 2008	32%
Year ended May 31, 2007	31%
Year ended May 31, 2006	21%
Year ended May 31, 2005	14%
Year ended May 31, 2004	15%
As shown in the table above, cancellation rates increased significantly during fiscal years 2006 and 2007, compared to cancellation rates during fiscal years 2004 and 2005 and have continued at increased levels in fiscal 2008. This has negatively impacted the number of homes closed, net home orders, home sales revenue and net income/loss during fiscal years 2008 and 2007. Continued high cancellation rates resulting from a number of factors, including, increases in the supply of homes available to be purchased, higher mortgage interest rates, increased competition and adverse changes in economic conditions, could continue to negatively impact our home sales revenue and result in lower net income or higher net loss in future reporting periods.
Primarily as a result of the downturn discussed above, during fiscal year 2008, revenues decreased from $581.0 million in fiscal year 2007 to $408.1 million in fiscal year 2008. This 29.8% decrease in revenues was directly related to the 30.1% decrease in homes closed, a decrease from 1,992 in fiscal year 2007 to 1,393 homes closed in fiscal year 2008. During fiscal year 2008, we recorded a net loss of $113.5 million. This sharp contrast to fiscal year

2007’s net income of $24.7 million is primarily due to a non-cash impairment charge of $116.9 million recorded during fiscal year 2008, which resulted from the decline in the housing market discussed above. Net new home orders for fiscal year 2008 were 1,043, down from 1,564 in fiscal 2007, a decrease of 33.3%.
The decline in net new home orders resulted from, among other things, the continued general reduction in the demand for new homes and the oversupply of new and used homes available for sale in the marketplace. The ongoing problems in the sub-prime mortgage lending market have exacerbated the oversupply of new and used homes available for sale. Fewer potential homebuyers have been able to qualify for a mortgage compared to prior years resulting in a smaller pool of homebuyers and a negative impact on the sale of existing homes by our move-up buyers.
Throughout fiscal year 2008, we worked to contain and reduce our costs while we increased the sales incentives offered to homebuyers and increased marketing efforts to stimulate net new home orders and maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for their homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. We believe that these incentives contributed to an improvement in our cancellation rate from 40% for the first six months of fiscal year 2008 to 25% for the final six months of fiscal year 2008. For the entire fiscal year our average cancellation rate was 32%.
During fiscal year 2008, we were able to significantly lower our direct costs through value engineering and aggressive competitive bidding. We were also able to reduce our architectural costs by performing the majority of our design work in-house. In addition to the above, we lowered general and administrative expenses through staff reductions and increased our sales capture rate by improving sales management and the quality of our sales staff.
As more fully discussed in “Liquidity and Capital Resources” below and Note 5 of our consolidated financial statements included in Item 15 of this report on Form 10-K, at the end of fiscal year 2008, we were in default of certain covenants in our senior credit facility and did not meet the tangible net worth level set forth in our Subordinated Notes, which may result in our being required to repurchase a portion of the Subordinated Notes in the future. These circumstances resulted in the audit report of KPMG LLP, our independent registered public accountants, containing an explanatory paragraph that states that substential doubt about our ability to continue as a going concern exists.
Market Outlook
The continued deterioration of the market for new homes throughout fiscal year 2008 reflects a continued significant and protracted downturn which has been exacerbated by the significant decline in the availability of mortgage credit. This mortgage credit crunch has negatively impacted the already high level of new and resale inventory available for sale in the marketplace and has driven consumer confidence lower. The over supply of new and used homes for sale as compared to the demand for housing by potential homebuyers has continued and we believe that the continued high level of new and resale inventory available for sale in the market, the reduced level of consumer confidence and higher mortgage interest rates coupled with tightened mortgage lending standards will continue to negatively impact the demand for new homes for the foreseeable future. We have made significant adjustments in our operations including, among other things, reductions in sales and marketing and general and administrative expenses, reduced construction costs, reduced land acquisitions and increased sales incentives, in an effort to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and additional inventory impairments in the future.
Management has been and continues to be committed to maintaining conservative inventory levels through the strict control of speculative inventory and curtailment of land acquisition activities. We have focused our efforts on generating net new home sales through the continued use of sales incentives and an increase in our advertising efforts. As of May 31, 2008, we had 156 homes at various stages of completion. We did not have a sales contract for these homes and refer to these homes as “spec homes.” Of the 156 homes, 67 were completed. At May 31, 2007, we had 138 spec homes at various stages of completion, of which 93 were completed. The land sale transaction described in “Other Significant Developments” below and our desire to maintain a conservative balance sheet have resulted in a land supply portfolio that is below our historical four-year supply target. Due to our desire to maintain a conservative balance sheet, we have tightened our underwriting guidelines for new land acquisitions. As of May 31, 2008 and based on LTM closings, our supply of land controlled for use in our homebuilding operations was 3.2 years, consisting of a 2.2 year supply of owned land and a 1.0 year supply of land controlled through option contracts. Management will continue to evaluate our land supply in relation to the overall health of the homebuilding environment and will continue to closely monitor our land acquisition activities. As a result, we may adjust our land supply in the future.
Other Significant Developments

As more fully discussed in “Liquidity and Capital Resources” below, on December 20, 2007, we entered into an amendment to our senior credit facility, which resulted in certain modifications to the financial covenants included therein and also resulted in further restrictions on the payment, purchase or defeasance of certain subordinated indebtedness. The amendment also provided for a reduction of the aggregate commitment under the agreement to $250 million. As of May 31, 2008, we were in default of the minimum tangible net worth and leverage ratio covenants of our senior credit facility and were also below the consolidated tangible net worth level in the Subordinated Notes. If we fall below this level again as of August 31, 2008, we will be required to offer to purchase 10% of the Subordinated Notes, which is currently prohibited by the senior credit facility. We have received a notice of default from the lenders under the senior credit facility, which, among other things, prohibits us from paying interest on or purchasing the Subordinated Notes. The lenders under the senior credit facility are not obligated to allow us to borrow under such facility while the default remains outstanding. See “Liquidity and Capital Resources” for additional information.
On May 29, 2008, Ashton Tampa Residential, L.L.C. and Ashton Woods Arizona, L.L.C. (two of our subsidiaries), entered into land purchase and sale agreements (the “Land Sale Agreements”) with an entity which is owned indirectly by family trusts or other entities associated with Seymour Joffe, Bruce Freeman and Harry Rosenbaum (directors, and beneficial owners of membership interests in, our company), and with a beneficial owner of a membership interest in our company. Pursuant to the Land Sale Agreements, we agreed to sell certain subdivisions and certain undeveloped land in Tampa and certain finished, single-family lots in subdivisions in Arizona for an aggregate purchase price of $16.3 million in cash. The sale was completed on May 30, 2008. During the year ended May 31, 2008, we recorded impairment charges for these properties of $35.9 million, which is reflected in land cost of sales in our consolidated statement of operations for the year ended May 31, 2008. Of the $35.9 million, $25.1 million was recorded in the fourth quarter of fiscal year 2008 and $10.8 million was recorded in the first three quarters of fiscal year 2008. The impairment charges recorded in the first three quarters of fiscal year 2008 were recorded in home cost of sales but were reclassified to land cost of sales in the fourth quarter of fiscal year 2008. As a result of the impairment charges recorded, there was no gain or loss on the sale of these properties. The proceeds from this sale were used to pay down the senior credit facility.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
General. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly actual results could differ materially from those anticipated. In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements.
A summary of the significant accounting policies followed in the preparation of the financial statements is contained in Note 1 of our consolidated financial statements included in Item 15 of this report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. Listed below are those accounting policies and underlying estimates and judgments that we believe are critical and require the use of complex judgment in their application.
Consolidation. Our financial statements include the accounts of Ashton Woods USA L.L.C. and all of its wholly-owned, majority-owned and controlled subsidiaries. All significant intercompany accounts, transactions and balances have been eliminated in consolidation. As more fully discussed below under the heading “Consolidation of Variable Interest Entities,” we also consolidate certain variable interest entities from which we are purchasing lots under option purchase contracts.
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
Inventories and Cost of Sales. Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions, after considering estimated cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value, which is determined based on management’s estimate of future revenues and costs that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimates.
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
Each reporting period, we review all components of inventory in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the estimated fair value of the community from the carrying value of the community.
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions and estimates that are dependent on market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future periods as facts and circumstances change. Local market-specific conditions that also impact these estimates for a community may include:
•	Estimates with respect to future home sale prices, cost of sales, including levels of sales incentives, the monthly rate of sales, discount rates, profit margins and potential buyers;

•	Intensity of competition within a market or sub-market, including current publicly available home sales prices and home sales incentives offered by our competitors;

•	Subdivision specific attributes, such as location, availability of lots in sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;

•	Potential for alternative home styles to respond to local market conditions; and

•	Changes by management in the sales strategy for a given subdivision.

If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical cyclicality of the homebuilding industry, the valuation of homebuilding inventories is sensitive to changes in economic conditions, such as availability of mortgage credit, interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct the homes and the monthly rate of sale. Because of these potential changes in economic conditions as well as market or sub-market conditions and their impact on the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value. We recorded $116.9 million of impairment losses during the fiscal year ended May 31, 2008, $18.8 million during the fiscal year ended May 31, 2007 and $4.5 million in the fiscal year ended May 31, 2006, comprised as follows:

	Year Ended May 31,
	2008	2007	2006
		(In thousands)
Atlanta	$15,900	$4,281	$210
Orlando	13,714	65	—
Tampa	26,540	5,235	1,800

East	$56,154	$9,581	$2,010

Dallas	$11,837	$2,101	$382
Houston	4,604	44	145
Phoenix	42,480	7,106	1,979
Denver	1,870	—	—

West	$60,791	$9,251	$2,506

Company total	$116,945	$18,832	$4,516

Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. On December 24, 2003, FIN No. 46 was replaced by a revised version (“FIN 46R”). FIN 46R requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
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
Insurance Claim Costs. We have, and require the majority of our subcontractors to have, general liability and workers compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain deductibles and other coverage limits. We accrue an estimated liability for costs to cover our deductible amounts under those policies and for any estimated costs of claims and lawsuits in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claims settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimates, actual future costs could differ significantly from our currently estimated amounts.
SEASONALITY AND INFLATION
Our historical quarterly results of operations have tended to be variable due to the seasonal nature of the homebuilding industry. As a result of the downturn in the market and our responses to such downturn, our historical seasonal pattern may not be a sufficient indicator of our future results of operations.
Any period of high inflation is likely to have an adverse effect on us and the homebuilding industry in general since it may contribute to higher land, financing, labor and construction costs. Further, higher mortgage interest rates may accompany inflation and affect the affordability of mortgage financing for homebuyers. We have, in the past, attempted to pass on at least a portion of cost increases to our customers via increased sales prices, however, the state of the market may limit our ability to increase our prices. If we are unable to increase our sales prices to compensate for any increased costs, or if mortgage interest rates increase significantly, thereby affecting the ability of potential homebuyers to adequately finance home purchases, our results of operations will likely be adversely affected.
RESULTS OF OPERATIONS — INCOME STATEMENT LINE ITEM DISCUSSION
Fiscal year 2008 compared to fiscal year 2007
The following tables set forth certain key operating and financial data for our operations as of and for the fiscal years ended May 31, 2008 and 2007:

	Year Ended May 31,
	2008	2007
	(In thousands, unless otherwise stated)
Revenues:
Home sales	$376,814	$572,166
Land sales	30,688	7,582
Other	562	1,242

	$408,064	$580,990

Gross (loss) profit:
Home sales	$(14,397)	$97,836
Land sales	(35,839)	4,138
Other	562	1,242

	$(49,674)	$103,216

Sales and marketing	$29,295	$34,766
General and administrative	$29,798	$39,625
Related party	$836	$1,195
Net (loss) income	$(113,527)	$24,683

Homes closed (in units)	1,393	1,992
Average sales price per home closed	$271	$287
Home gross margin (1)	(3.8)%	17.1%
Ratio of SG&A and related party expenses to revenues	14.7%	13.0%
Backlog (units) at end of period	471	821
Sales value of backlog at end of period	$132,204	$236,234
Active communities at end of period	52	44

(1)	Home gross margin is defined as home sales revenues less cost of home sales, which includes land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, impairments and closing costs, as a percent of home sales revenue.
Revenues. Revenues decreased from $581.0 million in fiscal year 2007 to $408.1 million in fiscal year 2008, a decline of $172.9 million or 29.8%. This decline is directly related to a 30.1% decrease in homes closed. Due to the overall decline in the housing industry, the number of homes closed decreased in all of our markets, except Tampa, which recorded an increase of 6 homes closed, and Denver which is a new market in which we closed on 50 homes. The impact of this decline was intensified by an increase in cancellations experienced during fiscal year 2008. In addition, the average sales price per home closed decreased by $16,000 per home or 5.6% from $287,000 to $271,000.
Our revenues from land sales increased from $7.6 million in fiscal year 2007 to $30.7 million in fiscal year 2008 primarily as a result of the land sale to a related party that is more fully discussed in the Executive Overview section above.
Asset Impairments. During the quarter ended May 31, 2008, we evaluated 54 communities (42 active, 12 inactive), of which 35 were identified as impaired resulting in the recording of an asset impairment charge of $61.8 million during the quarter ended May 31, 2008. The aggregate impairment charge for fiscal year 2008 was $116.9 million. The remaining carrying value of the finished homes and land in these communities was $72.7 million at May 31, 2008. The following table sets forth, by reportable segment and inventory category, the asset impairments recorded for the fiscal years ended May 31, 2008 and May 31, 2007:

	Year Ended May 31,
	2008	2007
	(In thousands)
Land and Land Under Development
East	$50,455	$9,326
West	51,841	8,292

Subtotal	$102,296	$17,618

Housing Completed or Under Construction
East	$5,699	$255
West	8,950	959

Subtotal	$14,649	$1,214

Subtotal by Segment
East	$56,154	$9,581
West	60,791	9,251

Consolidated Asset Impairments	$116,945	$18,832

Home Gross Margins. During fiscal year 2008, we recorded a negative home gross margin of 3.8% compared to a positive 17.1% home gross margin in the prior fiscal year. The decrease in our home gross margin was primarily due to the $81.0 million impairment charge recorded during fiscal year 2008 related to our homebuilding inventory. The impairment charge recorded in fiscal year 2008 was $62.2 million higher than the $18.8 million charge recorded in fiscal year 2007, which was also related to our home inventory. To a lesser extent, our home gross margin was also adversely impacted by an increase in sales incentives offered in fiscal year 2008 compared to the prior fiscal year, as we sought to mitigate the impact on our sales arising from the decline in the housing market. As a percentage of revenues, most of the expense categories included in cost of sales increased, primarily as a result of the reduced volume and the increased incentives offered to capture sales. However, as a percentage of revenues, the following expense categories were lower in fiscal year 2008 than in fiscal year 2007:
•	Construction extras — these costs represent expenses over and above the initial amount estimated to build a home. We were able to reduce these costs due to improvements we made in our billing and field controls. Construction extras represented 0.8% of revenues in fiscal year 2008 compared to 1.1% of revenues in fiscal year 2007.

•	Indirect costs — these costs are primarily field-related overheads. Primarily as a result of reductions in headcount in the field, these costs decreased from 3.7% of revenues in fiscal year 2007 to 3.5% of revenues in fiscal year 2008.
Land Gross Margins. The negative land sales gross margin of $35.8 million in fiscal year 2008 was due to the impairment charges of $35.9 million recorded on the subdivisions and certain undeveloped land which were part of the land sale to a related party discussed in the Overview section above.
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $29.3 million for fiscal year 2008 or 7.2% of revenues, compared to $34.8 million in fiscal year 2007 or 6.0% of revenues. The dollar decrease of $5.5 million, or 15.7%, was primarily due to the decrease in the number of homes sold and closed during fiscal year 2008 and reflects the decrease in sales commissions due to the 30.1% decrease in homes closed, offset in part by an increase in marketing costs experienced by all divisions.
General and Administrative and Related Party Expenses. General and administrative and related party expenses totaled $30.6 million in fiscal year 2008 or 7.5% of revenues, compared to $40.8 million in the prior fiscal year or 7.0% of revenues. The dollar decrease of $10.2 million or 25.0% resulted primarily from decreased compensation costs attributable to reduced headcount and the decrease in bonuses earned by corporate and division management, which are partially based on our profitability. At May 31, 2008, we employed 76 executive, management and administrative personnel compared to 182 at May 31, 2007, a decrease of 58.2%.

Net Income/Loss. We recorded a net loss of $113.5 million in fiscal year 2008, in contrast to net income of $24.7 million in fiscal year 2007, primarily as a result of the $116.9 million impairment charge recorded during fiscal year 2008 and to a lesser extent, the result of the 30.1% decrease in homes closed and the aggregate increase in sales, marketing and general and administrative expenses as a percentage of total revenues.
Net New Home Orders and Backlog. Net new home orders decreased 33.3% by 521 orders from 1,564 in fiscal year 2007 to 1,043 homes during fiscal year 2008. The decrease was the result of an increase in the number of homes available for sale in the market, the continued increase in cancellations and the continued decline in consumer demand for new homes.
Backlog as of May 31, 2008 was 471 homes, with a sales value of $132.2 million. This represents a decrease in the sales value of backlog of $104.0 million, or 44.0%, from $236.2 million at May 31, 2007. Backlog represents the number or value of new sales orders net of any cancellations that may have occurred during the reporting period that have not yet closed. In earlier years, the cancellation rate on homes ordered was between 15% and 20% of gross new orders recorded in any reporting period, which resulted in an 80% to 85% backlog or 80 to 85% of homes closed expressed as a percentage of gross orders received. However, during fiscal years 2008 and 2007, we experienced cancellation rates of approximately 32% and 31%, respectively. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes.
We expect, assuming no significant change in market conditions or mortgage interest rates, approximately 70% of the number of units in our backlog will close under existing sales contracts during fiscal year 2009.
Fiscal year 2007 compared to fiscal year 2006
The following tables set forth certain key operating and financial data for our operations as of and for the fiscal years ended May 31, 2007 and 2006:

	Year Ended May 31,
	2007	2006
	(In thousands of $)
Revenues
Home sales	$572,166	$670,487
Land sales	7,582	31,336
Other	1,242	1,167

	$580,990	$702,990

Gross (loss) profit
Home sales	$97,836	$150,799
Land sales	4,138	15,625
Other	1,242	1,167

	$103,216	$167,591

Sales and marketing	$34,766	$35,413
General and administrative	$39,625	$40,678
Related party	$1,195	$1,447
Net income	$24,683	$86,471

Homes closed (in units)	1,992	2,413
Average sales price per home closed	$287	$278
Home gross margin	17.1%	22.5%
Ratio of SG&A and related party expenses to revenues	13.0%	11.0%
Backlog (units) at end of period	821	1,249
Sales value of backlog at end of period	$236,234	$379,906
Active communities at end of period	44	51
Revenues. Revenues decreased 17.4% or $122.0 million for fiscal year 2007 to $581.0 million as compared to $703.0 million for fiscal year 2006. We experienced a 17.4% decrease in homes closed to 1,992 in fiscal year 2007 from 2,413 in the prior year. Homes closed decreased in all of our markets due to the overall decline in the housing industry, except Orlando, where homes closed remained flat year over year, and Tampa, where homes closed increased by 46 closings. The impact of this decline was intensified by an increase in cancellations experienced during fiscal year 2007. Despite this decline in homes closed, the average sales price per home closed increased slightly by $9,000 per home or 3.2% to $287,000 as compared to $278,000 in fiscal year 2006 due to the mix of homes closed during fiscal year 2007 being more heavily weighted towards single-family detached move up housing as compared to fiscal year 2006. This was offset somewhat by the 3.6% and the 14.7% declines in sale prices in Tampa and Phoenix, respectively, due to an increase in sales incentives during fiscal year 2007 as compared to fiscal year 2006.
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
Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $34.8 million for fiscal year 2007 or 6.0% of revenues, compared to $35.4 million in fiscal year 2006 or 5.0% of revenues. The dollar decrease of $0.6 million, or 1.7%, was primarily due to a decrease in the number of homes sold and closed during fiscal year 2007 compared to fiscal year 2006 and reflects the decrease in sales commissions due to the 17.4% decrease in homes closed, offset in part by an increase in marketing costs experienced by all divisions.

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
Net Income/loss. Net income decreased $61.8 million or 71.5% in the fiscal year ended May 31, 2007 as compared to the fiscal year ended May 31, 2006. The decrease resulted primarily from the 17.4% decrease in homes closed, 24.0% decrease in home gross margins and the impairment expense, as well as an increase in sales and marketing and general and administrative expenses as a percentage of total revenues.
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
Net new home orders in Houston decreased in fiscal year 2007 to 353 as compared to 435 in the prior fiscal year, representing a decrease of 82 orders, or 18.9%. The decrease was primarily due to the decrease in active communities from twelve to eight.
Net new home orders in Phoenix decreased to 275 in the fiscal year ended May 31, 2007 as compared to 321 net new home orders in the prior year, representing 46 units, or 14.3%. This reduction was due to a higher level of cancellations coupled with a decline in consumer demand for new homes.
Backlog as of May 31, 2007 was 821 homes representing a sales value of $236.2 million and a decrease in the sales value of backlog of $143.7 million or 37.8% at the end of the fiscal year compared to the sales value of backlog of $379.9 million at the end of fiscal year 2006. During the latter part of fiscal year 2006 and for fiscal year 2007, we experienced cancellations of gross new home orders of approximately 30%. This was in contrast to previous cancellation rates, which were generally in the region of 15-20% of gross new orders received or 80 to 85% of closed homes as a percentage of gross orders received. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the increase in interest rates during the fiscal year. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes.
RESULTS OF OPERATIONS — HOME BUILDING SEGMENT DISCUSSION
We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At May 31, 2008, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:

East: Atlanta, Orlando and Tampa

West: Dallas, Houston, Phoenix and Denver
Selected Financial and Operational Data

	Fiscal years ended May 31
	2008	2007	2006
		(In thousands)

Total Revenues
East	$172,961	$272,782	$302,710
West	235,047	307,998	400,037

Total segments	408,008	580,780	702,747
Corporate	56	210	243

Consolidated revenues	$408,064	$580,990	$702,990

Gross (loss) profit
East	$(23,940)	$50,727	$84,309
West	(25,790)	52,279	$83,039

Total segments	(49,730)	103,006	167,348
Corporate	56	210	243

Consolidated gross (loss) profit	$(49,674)	$103,216	$167,591

	Fiscal years ended May 31
	2008	2007	2006

Homes closed (units):

Atlanta	236	442	590
Orlando	208	400	400
Tampa	63	57	11

East	507	899	1,001

Dallas	335	434	563
Houston	230	367	474
Phoenix	271	292	375
Denver	50	—	—

West	886	1,093	1,412

Company total	1,393	1,992	2,413

	Fiscal years ended May 31
	2008	2007	2006

Average sales price per home closed ($ in thousands):

Atlanta	$275	$289	$256
Orlando	341	308	292
Tampa	331	376	390

East	309	303	272

Dallas	219	233	215
Houston	226	227	219
Phoenix	303	395	463
Denver	253	—	—

West	248	274	282

Company total	$271	$287	$278

	Fiscal years ended May 31
	2008	2007	2006

Net new home orders (units):

Atlanta	242	321	533
Orlando	139	183	371
Tampa	70	54	46

East	451	558	950

Dallas	190	356	622
Houston	156	353	435
Phoenix	203	275	321
Denver	43	22	—

West	592	1,006	1,378

Company total	1,043	1,564	2,328

	Fiscal years ended May 31
	2008	2007	2006

Active communities at end of period:

Atlanta	10	8	9
Orlando	7	6	7
Tampa	5	2	2

East	22	16	18

Dallas	9	11	13
Houston	11	8	12
Phoenix	9	8	8
Denver	1	1	—

West	30	28	33

Company total	52	44	51

	Fiscal years ended May 31
	2008	2007	2006

Backlog (units) at end of period:

Atlanta	88	82	203
Orlando	57	126	343
Tampa	39	32	35

East	184	240	581

Dallas	67	212	290
Houston	81	155	169
Phoenix	124	192	209
Denver	15	22	—

West	287	581	668

Company total	471	821	1,249

	Fiscal years ended May 31
	2008	2007	2006

Sales value of backlog at end of period ($ in thousands):

Atlanta	$30,059	$27,494	$54,790
Orlando	17,249	47,150	109,705
Tampa	9,986	13,101	13,852

East	57,294	87,745	178,347

Dallas	15,996	46,705	67,052
Houston	19,506	33,520	37,433
Phoenix	35,698	62,799	97,074
Denver	3,710	5,465	—

West	74,910	148,489	201,559

Company total	$132,204	$236,234	$379,906

	Fiscal years ended May 31
	2008	2007	2006

Cancellation rates during the period

Atlanta	20.1%	25.5%	23.2%
Orlando	22.8%	47.0%	15.1%
Tampa	24.7%	26.0%	19.3%

East	21.7%	34.3%	20.0%

Dallas	33.6%	26.6%	22.0%
Houston	48.3%	30.0%	20.5%
Phoenix	36.2%	34.7%	20.1%
Denver	25.9%	0.0%	0.0%

West	38.6%	29.7%	21.1%

Company total	32.3%	31.4%	20.7%

Fiscal year 2008 compared to fiscal year 2007
Homebuilding East: Revenues for our eastern segment decreased $99.8 million in fiscal year 2008 or 36.6% from $272.8 million in fiscal year 2007 to $173.0 million in fiscal year 2008. The decrease in revenues was primarily due to a 43.6% decrease in the number of homes closed in this segment, which is primarily due to the overall decline in the housing industry. In spite of this decline in the housing industry, we experienced a 2.0% increase in the average sales price of homes closed in this segment, which served to slightly offset the impact of the decrease in the number of homes closed in this segment. The average price of homes closed in our eastern segment, particularly in our Orlando division, increased due to a change in the mix of the homes closed in that segment. During fiscal year 2008, 80% of the homes closed in the eastern segment were higher priced single family and townhomes and 20% were lower priced condominiums. In comparison, in fiscal year 2007, only 62% of homes closed in this segment were the higher priced single family type and townhomes while 38% were the lower priced condominiums. For our Orlando division, 83% of the homes closed in fiscal year 2008 were of the higher priced single family type compared to 43% in fiscal year 2008.
We recorded a gross loss of $23.9 million in this segment in fiscal year 2008 compared to a gross profit of $50.7 million in fiscal year 2007. This unfavorable change from a gross profit to a significant gross loss was primarily a result of the $56.1 million impairment charge recorded in this segment in fiscal year 2008 compared to a $9.6 million impairment charge recorded during fiscal year 2007. To a lesser extent, increased sales incentives offered to homebuyers contributed to this segment’s unfavorable change from a gross profit to a gross loss. With regard to the impairment charges recorded by this segment for the quarter ended May 31, 2008, we evaluated 27 communities, of which 19 were identified as impaired. The remaining carrying value of these assets as of May 31, 2008 was approximately $42.5 million.
Homebuilding West: Revenues for our western segment decreased $73.0 million in fiscal year 2008 or 23.7% from $308.0 million in fiscal year 2007 to $235.0 million in fiscal year 2008. The decrease in revenues was primarily due to an 18.9% decrease in the number of homes closed in this segment as well as a 9.5% decrease in the average sales price of homes closed in this segment. The number of homes closed in this segment was particularly affected by the decline in the Houston market in which we experienced a 37.3% decline in home closings. The average price of homes closed in our western segment decreased due to the overall decline in the housing industry discussed in earlier sections, particularly in the Phoenix market where we experienced a 23.3% decline in the average price of homes closed. The decline in the average price of homes closed in the western segment was partially offset by the average price of homes sold in the Denver market in fiscal year 2008 since we closed on the first home in that division in fiscal year 2008.
We recorded a gross loss of $25.8 million in this segment in fiscal year 2008 compared to a gross profit of $52.3 million in fiscal year 2007. This unfavorable change from a gross profit to a significant gross loss was primarily a result of the $60.8 million impairment charge recorded in this segment in fiscal year 2008 compared to a $9.3 million impairment charge recorded during fiscal year 2007 as well as to an 18.9% decrease in home closings. To a lesser extent, increased sales incentives offered to homebuyers contributed to this segment’s unfavorable change from a gross profit to a significant gross loss. With regard to the impairment charges recorded by this segment for the quarter ended May 31, 2008, we evaluated 27 communities, of which 16 were identified as impaired. The remaining carrying value of these assets as of May 31, 2008 was approximately $30.2 million.
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

Gross profit decreased $30.8 million, or 37.0%, for the fiscal year ended May 31, 2007, compared to the fiscal year ended May 31, 2006 primarily as a result of increased sales incentives offered to homebuyers and a decrease in gross profit from land sales of $0.6 million. Gross margins were 17.0% for the fiscal year ended May 31, 2007, compared to 20.8% for the fiscal year ended May 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES (including credit facilities)
Our principal uses of cash are land purchases, lot development and home construction. We fund our operations with cash flows from operating activities and/or borrowings under our senior credit facility. As we utilize our capital resources and liquidity to fund the growth of our operations, we monitor our balance sheet leverage ratios to ensure that we maintain reasonable levels. Assuming we are able to negotiate an acceptable amendment addressing the current defaults under our senior credit facility, we believe that we will be able to continue to fund our operations and our future cash needs (including debt maturities) through a combination of cash flows from operating activities and our existing senior credit facility. If we are not able to secure an amendment addressing the current defaults, providing additional assurance that we will be able to continue to comply with the terms of our senior credit facility and allowing us to comply with the terms of the Subordinated Notes, or obtain a waiver or amendment of the Subordinated Notes requirements, we will need to seek additional financing to repay our outstanding indebtedness and to continue to fund our operations and our future cash needs. There can be no assurance that we will be able to secure such financing on terms acceptable to us, or at all, if needed. Our failure to secure financing when required could have a material adverse effect on our solvency and our ability to continue as a going concern for a reasonable period of time.
In connection with the audit of our fiscal year 2008 financial statements, KPMG LLP, our independent registered public accounting firm, issued an opinion containing an explanatory paragraph that states that substantial doubt about our ability to continue as a going concern exists due to the fact that we are in default under our senior credit facility and are below the tangible net worth level set forth in our Subordinated Notes. We are in the process of preparing a plan to address our current liquidity and capital resource issues to allow us to continue to operate as a going concern. Agreeing upon an amendment with our lenders under the senior credit facility to address our current default and to establish covenants that will provide us with needed flexibility during the continued market downturn to continue to fund our obligations and to meet the requirements of our Subordinated Notes is an important element of this plan. We are also currently engaged in identifying alternatives to satisfy the requirements of the Subordinated Notes to pay interest and to purchase a portion of the notes if our consolidated tangible net worth falls below $60 million for two consecutive quarters. These plans could include a range of alternatives, including seeking an amendment or waiver under the senior credit facility or from the holders of the Subordinated Notes, issuing a new security in exchange for or to amend or refinance the Subordinated Notes or finding another way to satisfy our obligations under the Subordinated Notes. While management is currently optimistic in the possibility of either reaching agreement with the senior credit facility lenders and the holders of the Subordinated Notes or of obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results.
As of May 31, 2008, our ratio of total debt to total capitalization was 71.8%, compared to 52.1% as of May 31, 2007. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
Operating Cash Flow. Operating activities provided $46.3 million in fiscal year 2008 compared to $35.3 million in fiscal year 2007. This increase of $11.0 million was due primarily to the proceeds of $16.3 million received as a result of the Land Sale Agreement discussed previously and to a reduction of our operating expenses in light of the market decline. Such factors were partially offset by the overall decline in receipts from home sales.
Investing Cash Flow. During fiscal year 2008, we used $5.2 million in investing activities compared to $2.9 million in fiscal year 2007. This increased usage of $2.3 million is primarily due to lower investment returns from our joint venture partners in fiscal year 2008 compared to fiscal year 2007. Investment returns from our joint venture partners were $2.0 million less in fiscal year 2008 than in fiscal year 2007.

Financing Cash Flow. We used $40.1 million in financing activities in fiscal year 2008 while in fiscal year 2007, we used $32.5 million. This increased usage of funds from financing sources of $7.6 million was due primarily to net repayments of our credit facility of $38.7 million in fiscal year 2008 compared to net repayments of $1.7 million in fiscal year 2007, partially offset by reduced distributions to our members of $29.6 million. In fiscal year 2008, we only distributed $0.8 million to our members, primarily to facilitate the payment of federal and state income taxes by them. This is in contrast to the distribution in fiscal year 2007 of $30.4 million, which represented general distributions of our income as well as payments to facilitate the payment of federal and state income taxes by our members.
Senior Credit Facility. In December 2005, we entered into an amended senior credit facility. The senior credit facility originally provided for up to $300.0 million of borrowings, subject to a borrowing base. The senior credit facility provided for the issuance of up to $50.0 million in letters of credit. Our obligations under the amended senior credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests. These obligations are not currently secured by our assets. However we may be required to secure these obligations in order to reach an agreement with the lenders regarding the amendments currently under negotiation, which are discussed below.
Once during each fiscal year, (i.e., June 1-May 31), we may request that the lenders extend the maturity date by an additional year. On January 10, 2007, we amended the senior credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, we obtained consent from an additional lender representing 5.0% or $15 million of the facility, to also extend this portion of the senior credit facility to January 19, 2011.
The senior credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting our ability to incur additional indebtedness; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. The senior credit facility also contains covenants requiring us to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, we entered into another amendment to the senior credit facility which provided for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and included a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provided that in the event our interest coverage ratio for any fiscal quarter was less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth would decrease to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior credit facility would increase to the levels set forth in the amendment. The terms of this amendment were superseded by the December 20, 2007 amendment to our senior credit facility described below.
On December 20, 2007, we amended certain terms of our senior credit facility (the “December Amendment”). The December Amendment provides for (1) maintenance of tangible net worth of $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which consolidated earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued or sold after November 30, 2007, (2) a leverage ratio ranging from a ratio of 2.00 to 1.00 to a ratio of 1.00 to 1.00 depending on the interest coverage ratio at the time of measurement, (3) an interest coverage ratio of 2.00 to 1.00, provided that the interest coverage ratio may be less than 2.00 to 1.00 for any quarter so long as the number of quarters ending after November 30, 2007 in which it is less than 1.50 to 1.00 does not exceed eight and the number of quarters in which the ratio is less than 0.50 to 1.00 does not exceed four, and (4) minimum liquidity, defined as unrestricted cash together with borrowing base availability, of not less than $43 million for any quarter where (x) the interest coverage ratio is less than 1.50 to 1.00 and (y) the ratio of adjusted cash flow from operations for the last four quarters then ended to interest expense is less than 1.50 to 1.00. The December Amendment provides for changes to the applicable unused fee rate and adjustments to interest rates and margin depending on the leverage ratio and interest coverage ratio at each measurement date.

The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default, has occurred and is continuing or would occur as a result of the making of such payment, redemption or purchase. Finally, the December Amendment provides for a reduction of the aggregate commitment under the senior credit facility to $250.0 million. As further discussed below, as of May 31, 2008, we were in default of the minimum tangible net worth and leverage ratio covenants under the senior credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offer Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the credit facility requires us to pay certain fees. The effective interest rate of the facility at May 31, 2008, was approximately 4.33%.
Borrowings under the senior credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior credit facility. At May 31, 2008, we had $22.8 million in outstanding borrowings, $17.6 million outstanding under letters of credit and surety bonds and $159.3 million in available borrowings under the senior credit facility. Borrowing base availability was not materially impacted by the December Amendment. However, as a result of the defaults of the senior credit facility, the borrowing base availability is subject to the outcome of the negotiations between the Company and the lenders under the senior credit facility.
The three amendments effected in 2007 all related to changing industry conditions and the impact on our financial condition. At the time we negotiated these amendments, we were in compliance with our credit facility, but requested modifications to reduce the likelihood of noncompliance if industry conditions continued to decline. In January 2007, we modified the definition of EBITDA to address non-cash gains and non-cash losses or charges, primarily as a result of the impairment charges we and others in our industry have been experiencing and their unintended impact on covenant compliance. The amendments negotiated in June and December 2007 were designed to improve the likelihood of compliance with the leverage and interest coverage ratios of the credit facility as our levels of revenue and income declined in light of industry conditions. We also amended our tangible net worth requirement in the December Amendment as part of the overall negotiations with our lenders. Finally, the December Amendment included a reduction in the aggregate commitment that may be borrowed under the facility. While the size of the facility was decreased, we were of the view that this reduction would not impact our liquidity. The size of the facility was calibrated consistent with the size of our business at the time as well as our anticipated liquidity needs for the immediately ensuing years, based on assumptions at the time regarding anticipated conditions in our industry. Further, the covenant changes were designed to improve the likelihood of compliance with a view to protecting our access to liquidity going forward.
The interest coverage ratio and our minimum tangible net worth requirement are our most restrictive covenants under the senior credit facility. The credit facility requires that we maintain an interest coverage ratio of at least 2.00 to 1.00, but permits the ratio to fall below this level so long as the number of fiscal quarters in which it is less than 1.50 to 1.00 does not exceed eight and the number of fiscal quarters in which it is less than .50 to 1.00 does not exceed four. Further, if our interest coverage ratio falls below 2.00 to 1.00, our leverage ratio becomes more restrictive. Specifically, if the interest coverage ratio is as depicted in the first column of the table below, then the leverage ratio must not exceed the ratio in the second column:

If Interest Coverage Ratio	Then Leverage Ratio must be < or =

> or = 2.00 to 1.00	2.00 to 1.00

> 1.5 to 1.00 but < 2.00 to 1.00	1.75 to 1.00

> 1.00 to 1.00 but < 1.50 to 1.00	1.50 to 1.00

> 0.50 to 1.00 but < 1.00 to 1.00	1.25 to 1.00

< 0.50 to 1.00	1.00 to 1.00
Under the facility, we are also required to maintain tangible net worth of $110 million, plus 50% of consolidated earnings for each quarter after November 30, 2007. As of May 31, 2008, our interest coverage ratio was 1.41, which required us to maintain a leverage ratio of less than 1.5. Our actual leverage ratio as of May 31, 2008 was 1.97 and our tangible net worth was $58.7 million. Pursuant to the land inventory covenant of our senior secured credit facility, we are also required to maintain our land inventory at no more than 150% of tangible net worth. Land inventory means the net book value of unimproved land, lots under development and finished lots. At May 31, 2008, the land inventory was 149.5% of tangible net worth. Accordingly, as of May 31, 2008, we were in default of the tangible net worth and leverage ratio covenants but were in compliance with the land inventory ratio covenant of our senior credit facility. On August 21, 2008, we received a notice of default from the lenders under the senior credit facility, which prohibits us from paying interest on or purchasing the Subordinated Notes during the existence of the default. The notice also indicated that the lenders have no obligation to fund borrowings under the senior credit facility while the default is outstanding. We have 30 days from the date of notice to cure the defaults identified. Thereafter, if the defaults are not cured or waived and the facility is not amended to address the defaults, the lenders will have the right to accelerate the maturity of all amounts outstanding under the senior credit facility. As of August 19, 2008, we had borrowings and letters of credit outstanding under the senior credit facility of $31.8 million and $16.6 million, respectively. We are in the process of negotiating amendments to our senior credit facility to address the defaults and to provide for less restrictive covenants going forward during the period of the market downturn. However, we may not be able to agree upon an amendment with acceptable terms or at all.
If our financial condition deteriorates, we may be challenged to meet our covenants, even if revised upon completion of the amendment discussed above, and we may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. If we are unable to reach a satisfactory agreement with our lenders regarding an amendment to address the existing defaults, or we fail to meet our covenants in the future and are unable to amend the facility, secure a waiver of the default from the lenders or otherwise cure the default, the lenders will have the right to cease lending under the facility and to accelerate our outstanding indebtedness. Any acceleration of the credit facility indebtedness would also constitute a default under the Subordinated Notes discussed below, which would require waiver or could also result in acceleration of that debt. In such circumstance, we would be required to seek other sources of liquidity to fund our operations and to repay outstanding amounts under the credit facility unless an amendment or waiver could be secured from the holders of the Notes. Such additional resources could include the issuance of additional equity to our existing members or the admission of new members or the issuance of new debt capital. Under covenants contained in the Subordinated Notes, our ability to bring in new equity participants is limited to a change of ownership of 50% or less and under the senior credit facility to 20% or less, and our ability to incur additional indebtedness is limited by the additional indebtedness covenants of such facilities. If our need for additional funding exceeded the limits of the Subordinated Notes and the senior credit facility, we would have to seek the consent of the holders of the Subordinated Notes and the lenders under the senior credit facility to complete a financing. Given the current issues faced by our industry, including the current fair value of our outstanding debt instruments, we may not be able to raise capital on terms that are acceptable to us, or at all, if needed. Further, we may not be able to secure the consents needed for such financing on acceptable terms to us, or at all.
The Subordinated Notes. In September 2005, we and Ashton Woods Finance Co., our 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under our senior credit facility and to repay certain related party debt. In April 2006, we completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933 (the “Subordinated Notes”). Interest on the Subordinated Notes is payable semiannually on October 1st and April 1st of each year. We may redeem the Subordinated Notes, in whole or in part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the indenture governing the Subordinated Notes allows us to redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The Subordinated Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the Subordinated Notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the Subordinated Notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior credit facility. We do not have any independent operations or assets apart from our investments in our subsidiaries. As of May 31, 2008, the Subordinated Notes which have a face value of $125.0 million, had a fair value of approximately $72.5 million, based on quoted market prices by independent dealers.
The indenture governing the Subordinated Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of our assets. Unlike the senior credit facility, the financial covenants in the indenture governing the Subordinated Notes primarily limit our ability to incur additional debt, make distributions or engage in other actions. Consequently, the covenants in the indenture have not, historically, had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected.
Our most restrictive covenant under the Subordinated Notes is the minimum tangible net worth covenant, which requires us to make an offer to purchase 10% of the outstanding Subordinated Notes at 100% of the principal amount of the Subordinated Notes plus accrued interest, if tangible net worth falls below $60 million for a period of two consecutive quarters. As of May 31, 2008, our tangible net worth was $58.7 million. If the tangible net worth remains below the level required by the Subordinated Notes at the end of the first quarter of fiscal year 2009, as is currently expected, the Company will be required to repurchase 10% of the outstanding Subordinated Notes, which may be prohibited by the senior credit facility. If we do not repurchase the Subordinated Notes when required, this would constitute an event of default under the Subordinated Notes, giving the holders the right to require repayment of the Subordinated Notes in full. We are also currently prohibited from making interest payments on the Subordinated Notes as a result of our default under the senior credit facility. Our next interest payment is due on October 1, 2008. If we do not make such payment on a timely basis and are not able to cure such failure within 30 days, an event of default will occur and the holders of the Subordinated Notes will also have the right to require repayment of the Subordinated Notes in full. Either event of default under the Subordinated Notes would constitute an event of default under the senior credit facility. In this case, if we are unable to negotiate a waiver or amendment of the terms of the Subordinated Notes, secure a waiver of the resulting default from the holders or otherwise cure the default, we would be required to seek other sources of liquidity to fund our operations and to repay outstanding amounts under the Subordinated Notes and the senior credit facility. Such additional resources could include the issuance of additional equity to our existing members or the admission of new members or the issuance of new debt instruments. Given the current issues faced by our industry, including the current fair value of our outstanding debt instruments, we may not be able to raise capital when needed on terms that are acceptable to us, or at all.
As of and for the quarter ended May 31, 2008, we were in compliance with the covenants under the Subordinated Notes; however, under the restricted payments test, we will not be able to make additional restricted payments until such time as we have increased consolidated net income. The restricted payments test limits our ability to make restricted payments, defined by the indenture covering the Subordinated Notes to include dividends or other distributions on our outstanding equity interests, the redemption of our outstanding equity interests, investments in other entities whether in the form of debt or equity (unless considered a permitted investment under the indenture) and certain payments prior to scheduled maturity or any scheduled repayment date with respect to indebtedness that is subordinated by its terms to the Subordinated Notes. The amount of such restricted payments is limited to an aggregate amount that does not exceed $5 million, plus 50% of consolidated net income (as defined in the indenture) for the period beginning June 1, 2005 to and including the last day of the fiscal quarter ended immediately prior to the calculation date, plus 100% of aggregate net cash proceeds or the fair market value of assets received by the Company as contributions to its common equity or from the sale of equity interests qualified under the indenture, plus additional amounts related to the conversion or exchange of indebtedness for certain equity interests or upon the redesignation of an unrestricted subsidiary as restricted under the indenture. However, the indenture provides that if consolidated net income for the measurement period starting June 1, 2005 is a deficit, 100% of the aggregate deficit will be subtracted in the above formula. In addition to having funds available under the restricted payments test, in order to make a restricted payment, we must also be able to incur $1.00 of additional indebtedness under the indebtedness incurrence ratio test set forth in the indenture and not otherwise be in default under the indenture. Based on the restricted payments calculation at May 31, 2008, in order to make additional payments under the restricted payments test, we would need to achieve consolidated net income exceeding $45.7 million in the aggregate. The amount of any future restricted payments will depend on the amount by which aggregate consolidated net income in the future exceeds such minimum amount. However, because the types of payments that are restricted by this test generally relate to voluntary payments by us to our equity owners or investments in new businesses, the inability to make restricted payments at this time does not impact our ability to conduct operations in the ordinary course. Our ability to expand our business through acquisition or investment in other businesses may, however, be limited. In addition to the above restrictions, there are certain exceptions to the restricted payments limitations, including a provision that allows the continued payment of dividends to our equity owners to satisfy their tax obligations. We will continue to make such tax payments to our owners, except to the extent limited by an amended senior credit facility.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE AND CONTRACTUAL COMMITMENTS
Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. Assuming we are able to negotiate an acceptable amendment addressing the current defaults under our senior credit facility, we expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior credit facility.
Based on the payment terms of our contractual obligations as of May 31, 2008, our future cash requirements for contractual obligations as of May 31, 2008 are presented below:

	Due in
	Less than	2 to 3	4 to 5	More than
	1 year	years	years	5 years	Total
9.5% Senior Subordinated Notes	$—	$—	$—	$125,000	$125,000
Senior Credit Facility (1)		22,838	—	—	22,838
Interest Commitments under Subordinated Notes	11,875	23,750	23,750	27,708	87,083
Secured note (2)	166	333	332	704	1,535
Operating Leases	1,236	1,418	90	—	2,744

	$13,277	$48,339	$24,172	$153,412	$239,200

(1)	Excludes interest obligations under the senior credit facility as these amounts are not currently determinable

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

Under option contracts without specific performance provisions, our liability is generally limited to the forfeiture of deposits, any letters of credit posted and any other nonrefundable amounts specified in the contracts. As of May 31, 2008, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the current terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as shown in the table below. Amounts (in thousands) shown in the following table, include cash deposits totaling an aggregate of approximately $2.8 million.

Fiscal Years Ending
May 31
2009	$24,318
2010	15,213
Thereafter	8,795

$48,326

Under FIN 46R, if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. In applying the provisions of FIN 46R, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties to acquire 655 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 139 finished lots remain to be acquired for an aggregate price of $6.9 million. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46R. The consolidation of these variable interest entities added $5.0 million, $4.3 million and $0.4 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to our balance sheet at May 31, 2008. With respect to our balance sheet as of May 31, 2007, the consolidation of these variable interest entities added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively.
Additionally, we participate in a number of land development entities with equity investments of 50% or less and do not have a controlling interest in these entities. These land development entities are typically entered into with developers, other homebuilders and related parties to develop finished lots for sale to the members of the entities and other third parties. We account for our interest in these entities under the equity method. Our share of profits from these entities are deferred and treated as a reduction of the cost basis of land purchased from the entity. The land development entities with unrelated parties typically obtain secured acquisition and development financing. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $3.0 million, $1.5 million and $3.6 million at May 31, 2008, 2007 and 2006, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS and RECENTLY ADOPTED ACCOUNTING POLICIES
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.
SFAS No. 157, as originally issued, was effective for financial statements issued for fiscal years beginning after November15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”) was issued, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Pursuant to this later guidance, we will only partially implement SFAS No. 157 effective June 1, 2008, which in our case will affect only financial instruments. This partial adoption will not impact us significantly and though the full adoption will result in additional disclosures regarding assets and liabilities measured at fair value, we do not expect the adoption to significantly affect our financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 will be effective for us at the beginning of fiscal year 2009. We do not believe that the adoption will have an impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring, among other changes, an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions; acquisition costs to be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) to be valued at fair value at the acquisition date. SFAS No. 141R also contains certain additional disclosure requirements and will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect SFAS No. 141R to have an effect on accounting for business combinations once adopted but the effect on us is dependent upon whether we enter into any acquisitions.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards that require that: the ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented on the balance sheet within equity but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R, earlier adoption is prohibited. As of May 31, 2008, we had no interest that would normally be classified as minority interests and hence unless we enter into a transaction that results in our having minority interests in an entity, the adoption of SFAS No. 160 is not expected to have an impact on our financial position, results of operations or cash flows.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Item 1A — “Risk Factors” contains information about factors that could cause actual results to differ materially from the results discussed in our forward-looking statements. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
•	Our ability to continue as a going concern and resolve the outstanding defaults under our senior credit facility and meet our payment obligations under our Subordinated Notes;

•	economic changes nationally or in our local markets;

•	volatility of mortgage interest rates, inflation and underwriting standards;

•	increased competition;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased land development costs on projects under development;

•	the cost and availability of insurance, including the availability of insurance for the presence of mold;

•	the impact of construction defect and home warranty claims;

•	any delays in reacting to changing consumer preferences in home design;

•	changes in consumer confidence;

•	delays in land development or home construction resulting from adverse weather conditions;

•	increases in resale inventory;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

•	terrorist acts and other acts of war.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt. However, as of May 31, 2008 we have not entered into any interest rate swap agreements. We do not enter into or hold derivatives for trading or speculative purposes. As of May 31, 2008, we had a total of $22.8 million of floating rate debt outstanding under our senior credit facility, and borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate.
Item 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements appear beginning at page F-2.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None
Item 9A (T). Controls and Procedures
The Company’s Chief Executive Officer and Interim Chief Financial Officer, with the assistance of management, have evaluated the Company’s disclosure controls and procedures as of May 31, 2008. Based upon their evaluation, they have concluded that the Company’s disclosure controls and procedures were effective, as of May 31, 2008, to provide reasonable assurance that information that the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, in a manner to allow the timely decisions regarding the required disclosure.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of May 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.
This annual report on Form 10-K does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.
Changes in Internal Control over Financial Reporting:
In order to further enhance the Company’s internal controls, management initiated the following actions during the fourth quarter of fiscal year 2008:
     1. Implemented more robust policies and procedures to ensure consistent practices for managing access and changes to the financial systems;
     2. Enhanced procedures for logging, testing, and authorizing changes with the potential to impact the financial systems.
Management believes that these measures will continue to strengthen our control environment. The audit Committee of the Board of Directors and management will continue to monitor the effectiveness of the Company’s internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Item 9B. Other Information.
     None
PART III
Item 10. Directors and Executive Officers of the Registrant
The following table presents information with respect to our executive officers and directors:

Name *	Age	Position

Thomas Krobot	61	President, Chief Executive Officer and Director
Jerry Patava	54	Interim Chief Financial Officer
Tad Serbin	48	Vice President of Sales and Marketing
Ralph Farrell	56	Vice President of Construction
Seymour Joffe	56	Director
Bruce Freeman	60	Director
Harry Rosenbaum	59	Director

*	Our previous Chief Financial Officer, Mr. Robert Salomon and our previous Senior Vice President, Mr. Mark Thomas resigned effective February 8, 2008 and November 12, 2007, respectively. As a result, these two officers were excluded from the table above. Mr. Jerry Patava, the Chief Executive Officer of Great Gulf Homes is our Interim Chief Financial Officer until a replacement is found.
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
Mr. Patava has been serving as our Interim Chief Financial Officer since February 2008 and has been serving as the President and Chief Executive Officer of the Great Gulf Group since July 2007. Between January 2005 and 2007, he served on several public company Boards. Between 1998 and 2005, Mr. Patava served as Executive Vice President and Chief Financial Officer of Fairmont Hotels & Resorts Inc., between 1990 and 1998 as Vice President and Treasurer of Canadian Pacific Limited and between 1986 and 1990 as Vice President and Director of RBC Dominion Securities. Mr. Patava has a Bachelor of Arts degree from the University of Toronto and a Master of Business Administration degree from York University.
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
Audit Committee Financial Expert
The Company does not have an independent audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Further, given the small size of the Board, the Board believes it appropriate for all members of the Board to be involved in the discussions and decisions typically delegated to an audit committee. Our Board has determined that Mr. Joffe meets the qualifications of an “audit committee financial expert” as defined in the rules and regulations of the SEC, but does not meet the definition of an “independent director” under the rules promulgated by NASDAQ or the New York Stock Exchange as a result of his affiliation with our ownership group. However, because our securities are not listed on a national securities exchange or national securities association, we are not required to have an audit committee financial expert who is an “independent director.”
The Company has adopted a Code of Business Conduct and Ethics, which meets the definition of a “code of ethics” under Item 406 of the Securities and Exchange Commission’s Regulation S-K. The Code of Business Conduct and Ethics applies to and is binding upon all of the Company’s employees (including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions).
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The purpose of this compensation discussion and analysis is to provide information about each material element of compensation awarded to, earned by, or paid to each of our named executive officers during fiscal year 2008. Our compensation policies are designed to reward superior performance, recognize individual initiative and achievement and encourage actions to meet our short-term and long-term goals.
Compensation Governance and Philosophy
The entire Board of Directors undertakes the duties of the Compensation Committee with respect to the compensation of Mr. Krobot. Mr. Krobot, with the input from our interim Chief Financial Officer, determines the compensation of the other executive officers. Mr. Krobot, our President and Chief Executive Officer, is a member of our Board of Directors. As a member of the Board of Directors, he participates in discharging the duties of the Compensation Committee, other than with respect to his own compensation.
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
Base salaries for Mr. Krobot and Mr. Salomon (our former Chief Financial Officer), in fiscal year 2008, were determined by the Board of Directors in part after reviewing publicly available industry information. Mr. Krobot, with input from Mr. Salomon, determined the compensation of the other executive officers based on comparisons of industry salary practices for positions of similar responsibilities, additional elements of the executives’ total compensation, and on individual performance.
On June 17, 2008, Mr. Krobot’s base salary was increased to $500,000 per annum. This salary increase is in recognition of the important role Mr. Krobot plays in our company and to provide an incentive to him to continue to lead our company through the current difficult market. In setting the amount of such base salary increase, the Board of Directors recognized that the bonus provisions of Mr. Krobot’s employment agreement are less effective as an incentive mechanism in years when our profitability is impaired by market conditions.
Annual Bonus Incentives
We pay annual bonus incentives to our Chief Executive Officer, Mr. Krobot based on the parameters outlined in his employment agreement. Prior to his resignation, Mr. Salomon’s annual bonus incentives were also based on the parameters outlined in his employment agreement.
Mr. Krobot’s annual bonus is equal to 4.0% of the first $10,000,000 and 3.0% of any amount in excess of $10,000,000 of our annual net income, reflected in our annual audited financial statements, as adjusted to exclude imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time.
Mr. Salomon’s employment agreement provided for an annual bonus equal to 0.75% of our annual net income, reflected in our annual audited financial statements, as adjusted to exclude initial start-up losses of any new division during the first two years of operation, imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time. However, Mr. Salomon resigned from the Company in February 2008 and as a result, did not receive a bonus in fiscal year 2008.
We periodically pay bonuses to our other senior executives, which are entirely discretionary and are based on individual performance and our performance. For fiscal year 2008, discretionary bonuses were paid to various executives, including Mr. Krobot ($500,000) and two named executive officers, Tad Serbin ($38,000) and Ralph Farrell ($34,000). We chose to pay these amounts to reward each individual’s accomplishments in light of the operational results achieved by us in an extremely difficult market and as a continuing cash incentive for their performance.
Deferred Compensation Plan
Effective June 1, 2005, we adopted the Ashton Woods USA L.L.C. Deferred Compensation Plan (the “Plan”) for the purpose of providing deferred compensation to a select group of management and highly compensated employees, including the named executive officers. Annually, we make contributions, in the amounts determined by the Board of Directors, to each participant’s Plan account. These contributions are in addition to the salary and bonuses received by the participants. For a more detailed description of the Plan please refer to the section “Nonqualified Deferred Compensation.”
Severance Benefits
Severance benefits are provided from time to time to executive officers as a result of negotiations of their employment agreements. The Board of Directors does not have a standard program applicable to all executives, but has negotiated severance or other enhanced benefits for certain named executive officers upon termination of their employment or upon a change of control. Such arrangements are negotiated from time to time in an effort to provide appropriate incentives to executives and are negotiated based on the Board of Directors’ understanding of standard market practice among private companies in the homebuilding industry. Currently, Mr. Krobot is the only named executive officer with an employment agreement. For a discussion of the severance benefits available to him, refer to the section “Employment Agreements.”
In setting compensation, the Board of Directors considers ways to minimize the adverse tax consequences from the impact of Section 409A of the Internal Revenue Code. If an executive is entitled to nonqualified deferred compensation benefits, as defined by and subject to Section 409A, and such benefits do not comply with Section 409A, the executive would be subject to adverse tax treatment (including accelerated income recognition in the first year that benefits are no longer subject to substantial risk of forfeiture) and a 20% penalty tax. The Company is continuing to evaluate the impact of Section 409A on its compensation plans, programs and arrangements and will modify them to the extent it is determined necessary to comply with Section 409A.
Compensation Committee Report
The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended that it be included in this Form 10-K.

THE BOARD OF DIRECTORS
Seymour Joffe
Bruce Freeman
Harry Rosenbaum
Thomas Krobot

SUMMARY COMPENSATION TABLE
The following table sets forth certain summary information concerning the total compensation for the fiscal years ended May 31, 2008 and 2007, earned by our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers, which are referred to as the named executive officers. Since Mr. Salomon’s resignation, Jerry Patava has served as our Interim Chief Financial Officer. Mr. Patava is an employee of the Great Gulf Group and is serving in this interim capacity for no additional compensation from us.
SUMMARY COMPENSATION TABLE

						Change in Pension
						Value and
						Nonqualified
						Deferred
						Compensation	All Other
						Earnings ($)	Compensation
Name and Principal Position	Year	Salary		Bonus		(h)	(i)	Total
Thomas Krobot	2008	$225,000	[a]	$500,000	[f]	$5,957	$66,344	$797,301
President and Chief Executive Officer	2007	$225,000		$206,565		$1,555	$63,820	$496,940

Robert Salomon	2008	$184,167	[b]	$—	[f]	$4,506	$54,527	$243,200
Former Chief Financial Officer	2007	$210,000		$38,731		$1,866	$57,105	$307,702

Tad Serbin	2008	$190,000	[c]	$38,000	[g]	$3,263	$45,752	$277,015
Vice President of Sales and Marketing	2007	$178,750		$25,821		$778	$41,922	$247,271

Ralph Farrell	2008	$170,000	[d]	$34,000	[g]	$3,263	$48,703	$255,966
Vice President of Construction	2007	$158,750		$25,000		$778	$43,945	$228,473

Mark Thomas	2008	$229,167	[e]	$—		$1,864	$6,261	$237,292
Former Senior Vice President	2007	$500,000		$800,000		$1,866	$15,505	$1,317,371

[a]	Mr. Krobot’s base salary is in accordance with his employment agreement that was effective June 1, 2005. Mr. Krobot’s base salary was increased to $500,000 per annum effective June 1, 2008.

[b]	Mr. Salomon’s annual base salary increased from $200,000 to $260,000, effective April 1, 2007. However, Mr. Salomon resigned from the Company in February 2008 and as a result only $184,167 was earned for fiscal year 2008.

[c]	Mr. Serbin’s base salary increased from $175,000 to $190,000, effective March 1, 2007.

[d]	Mr. Farrell’s base salary increased from $155,000 to $170,000, effective March 1, 2007.

[e]	Mr. Thomas’ annual base salary was $500,000. However, Mr. Thomas’ employment was terminated by the Company in November 2007. As a result, he only received salary of $229,167 in fiscal year 2008.

[f]	Mr. Krobot’s bonus for fiscal year 2008 was discretionary and was approved by the Board of Directors. Mr. Salomon’s bonus for fiscal year 2007 was based on the formula in his employment agreement.

[g]	Mr. Serbin’s and Mr. Farrell’s bonuses were discretionary.

[h]	The amounts in this column reflect the above market earnings under the Plan during fiscal year 2008.

[i]	Other annual compensation includes employer contributions for basic life insurance premium, medical insurance, and the 401k match. Other annual compensation also includes contributions that the Company made to the following individuals’ non-qualified deferred compensation accounts: Mr. Krobot $50,000, Mr. Salomon $40,000; Mr. Serbin $30,000 and Mr. Farrell $30,000. Refer to the section “Employment Agreements” for a description of the payment due to Mr. Krobot in the event of his termination for cause or voluntary resignation.
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

	Registrant		Aggregate
	Contribution in		Earnings in		Aggregate Balance
	Last Financial	Executive	Last Financial	Executive	at Last Financial
	Year [1]	Contributions	Year [2]	Withdrawals	Year [3]
Thomas Krobot	$50,000	$—	$9,405	$—	$113,905

Robert Salomon	$40,000	$—	$9,486	$(34,160)	$—

Tad Serbin	$30,000	$—	$5,153	$—	$62,403

Ralph Farrell	$30,000	$—	$5,153	$—	$62,403

Mark Thomas	$—	$—	$5,886	$(13,080)	$—

[1]	Consists of amounts credited to each executive officer’s account under the Ashton Woods USA L.L.C. Nonqualified Deferred Compensation Plan for the fiscal year ended May 31, 2008. Each of these amounts is included in the Summary Compensation Table in the “All Other Compensation” column.

[2]	Aggregate earnings equal 9% of the accumulated benefit balance as of May 31, 2008. The “Change in Pension Value and Deferred Compensation Earnings” column in the Summary Compensation Table reflects the portion of these earnings that are deemed to be above market.

[3]	Aggregate balance at last fiscal year end equals the amounts credited to each executive officer’s account since inception of the Ashton Woods USA L.L.C. Nonqualified Compensation Plan on June 1, 2005.
Employment Agreements
On January 30, 2006, we entered into an employment agreement with our President and Chief Executive Officer, Tom Krobot. The agreement, which is effective as of June 1, 2005, is for a term of approximately five years ending May 31, 2010. The employment agreement provided for an initial annual base salary of $225,000. On June 17, 2008, the Board of Directors increased Mr. Krobot’s annual base salary from $225,000 to $500,000. Mr. Krobot’s employment agreement also provides for an annual bonus in an amount equal to 4.0% of the first $10,000,000 and 3.0% of any amount in excess of $10,000,000 of our annual net income, calculated in accordance with generally accepted accounting principles and reflected in our annual audited financial statements, as adjusted to exclude imputed interest on equity, bonuses paid at the operational level and specific projects as agreed from time to time. The agreement also provides for certain incentive payments upon a sale of the Company, irrespective of form, or the consummation by the Company of an initial public offering of equity securities. Such payments are due upon the sale of the Company or initial public offering irrespective of the executive’s continued employment with us. The incentive payment owed upon the sale of the Company will be equal to an amount determined by multiplying the excess of the aggregate purchase price paid by the buyer or buyers in such transaction over the book value of the Company, as determined in good faith by our board of directors, at the time of such sale by 3.0%, provided such payment is subject to a floor of $3,000,000.
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

Following the payments of amounts owed to Mr. Krobot upon a sale or initial public offering of the Company, the agreement will terminate, and Mr. Krobot will continue as an at will employee. The agreement also provides Mr. Krobot with certain severance payments upon termination of his employment as follows:
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following table provides the estimated value of the benefits that each of the named executive officers would have received had his employment been terminated on the last business day of fiscal year 2008 under the scenarios described below or had a change of control or initial public offering of the Company’s equity occurred on the last business day of fiscal year 2008. The table does not include benefits that are generally available to all salaried employees. Mr. Salomon and Mr. Thomas are not included in the table below. They each resigned before the end of fiscal year 2008 and received no payments upon termination.

										Termination
										of
										Employment
			Termination				Termination			for any reason
			Following a				for Cause or	Termination		other than by
		Change of	Change of				Voluntary	upon Death		the Company for
Name	Benefit	Control	Control		IPO		Resignation	or Disability		Cause
Thomas Krobot	Salary	$—			$—		$—	$—		$—
	Bonus	$—	$500,000	[1]	$—		$—	$—		$—
	Non-qualified Deferred Compensation Plan	$—	$113,905	[4]	$—		$—	$113,905	[4]	$34,662 [5]
	Health care continuance	$—	$25,984	[6]	$—		$25,984 [6]	$25,984	[6]	$25,984 [6]
	Incentive or other payment	$3,000,000 [2]	$—		$3,000,000	[3]	$1,200,000 [7]	$3,000,000	[2]	$3,000,000 [2]

	Total	$3,000,000	$639,889		$3,000,000		$1,225,984	$3,139,889		$3,060,646

Ted Serbin	Salary	$—			$—		$—	$—		$—
	Bonus	$—	$—		$—		$—	$—		$—
	Non-qualified Deferred Compensation Plan	$—	$62,403	[4]	$—		$—	$62,403	[4]	$18,421 [5]
	Health care continuance	$—	$—		$—		$—	$—		$—
	Incentive or other payment	$—	$—		$—		$—	$—		$—

	Total	$—	$62,403		$—		$—	$62,403		$18,421

Ralph Farrell	Salary	$—			$—		$—	$—		$—
	Bonus	$—	$—		$—		$—	$—		$—
	Non-qualified Deferred Compensation Plan	$—	$62,403	[4]	$—		$—	$62,403	[4]	$18,421 [5]
	Health care continuance	$—	$—		$—		$—	$—		$—
	Incentive or other payment	$—	$—		$—		$—	$—		$—

	Total	$—	$62,403		$—		$—	$62,403		$18,421

(1)	Mr. Krobot’s employment agreement provided for an initial annual base salary of $225,000. On June 17, 2008, the Board of Directors increased Mr. Krobot’s annual base salary from $225,000 to $500,000.

(2)	Lump sum payment in cash. The incentive payment is equal to the greater of $3 million or 3% of the excess of the purchase price paid by a buyer of Ashton Woods over our book value. We assumed that a buyer would pay the average of (i) a multiple of our book value as of May 31, 2008 and (ii) (a) a multiple of our EBITDA for fiscal year 2008 adjusted to exclude the effect of the inventory impairment charge taken during fiscal year 2008 less (b) our total debt as of May 31, 2008. Based on our estimate of what a buyer would pay and our book value as of May 31, 2008, Mr. Krobot would have received the minimum payment of $3 million. See the description of the Mr. Krobot’s employment agreement above for an explanation of the payment due to him upon a change of control.

(3)	Lump sum payment in stock, cash or some other mutually agreed upon method. The incentive payment is equal to the greater of $3 million or 3% of the excess of our aggregate market value, based on the valuation applied in an IPO, over our book value. We assumed that our aggregate market value in an IPO would be equal to the average of (i) a multiple of our book value as of May 31, 2008 and (ii) (a) a multiple of our EBITDA for fiscal year 2008 adjusted to exclude the effect of the inventory impairment charge taken during fiscal year 2008 less (b) our total debt as of May 31, 2008. Based on our estimate of our aggregate market value in an IPO and our book value as of May 31, 2008, Mr. Krobot would have received the minimum payment of $3 million. See the description of the Mr. Krobot’s employment agreement above for an explanation of the payment due to him upon an IPO.

(4)	Lump sum payment in cash. Amounts in a Plan participant’s account becomes fully vested (i.e., accelerated vesting) upon the participant’s death or disability or upon the participant’s termination without cause within two years of a change of control.

(5)	Lump sum payment in cash. This is vested portion of the participant’s account as of May 31, 2008.

(6)	This is an estimate based on the premiums paid during fiscal 2008 to provide coverage for Mr. Krobot and his wife.

(7)	Upon termination for cause, as defined in the agreement, or voluntary resignation by Mr. Krobot, in addition to accrued salary through the date of termination, Mr. Krobot will be entitled for each year of employment completed between fiscal years beginning June 1, 2005 and ending May 31, 2009, to a payment of $400,000 and for completion of the fiscal year June 1, 2009 to May 31, 2010 to a payment of $1,400,000.
Director Compensation
The members of our Board of Directors do not receive compensation for services as our directors.

Compensation Committee Interlocks and Insider Participation
The entire Board of Directors undertakes the duties of the Compensation Committee. Mr. Krobot, with input from Mr. Salomon, until his resignation, and thereafter, Mr. Patava, determines the compensation of the other executive officers. Mr. Krobot, our President and Chief Executive Officer, is a member of our Board of Directors. As a member of the Board of Directors, he will participate in discharging the duties of the Compensation Committee.
For a discussion of transactions between us and certain affiliates of members of our Board of Directors, see Item 13 “Certain relationships and related transactions, and director independence.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information as of May 31, 2008 regarding the beneficial ownership of the membership interests in the Company. In addition, the footnotes below explain that certain of the persons or entities listed in the table have special membership interests entitling them to allocations of profits and cash distributions in the land development activities in Denver and Orlando of certain of the Company’s subsidiaries.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
In August 2005, we entered into a Services and Software License Agreement (the “Services and License Agreement”) with Paramount Development Corporation Limited (“Paramount”), which is an affiliate of the Great Gulf Group. Under the Services and License Agreement, which was effective as of June 1, 2005, Paramount licenses to us and our affiliates certain software which we use in performing the following functions: accounting, job costing, work order, home warranty, home design, scheduling, and purchase orders. Furthermore, pursuant to the Services and License Agreement, Paramount provides us and our affiliates with the services of its employees to assist us with land development matters relating to our land operations in Orlando and Denver. In return for the software license and the land development services, we pay Paramount a fee of $600 for each home closed. The initial term of the Services and License Agreement is two years and will automatically renew for successive one-year terms unless either party gives notice that the agreement will not be renewed. Although we did not have a written agreement with Paramount covering the software license and land development services prior to entering into the Services and License Agreement, Paramount provided us with such software and services in return for a payment of $600 for each home closed. During fiscal year 2008, we paid Paramount $0.8 million for the software license and land development services.
We, in the ordinary course of our business, from time to time enter into lot option purchase agreements to facilitate the development of land for our use with entities that are owned directly or indirectly by the six families that indirectly own our membership interests or that are otherwise affiliates of the Great Gulf Group. These entities generally obtain secured acquisition and development financing which is supported by specific performance requirements under our lot option purchase agreements. As of May 31, 2008, we had three lot purchase contracts with such related parties to acquire 655 finished lots at an aggregate price of approximately $33.0 million which have created variable interests and of which 139 finished lots remain to be purchased for an aggregate price of $6.9 million. While we do not own any equity interests in these entities, we must consolidate the entities pursuant to FIN46R.
On May 29, 2008, Ashton Tampa Residential, L.L.C. and Ashton Woods Arizona, L.L.C. (two of our subsidiaries),entered into land purchase and sale agreements (the “Land Sale Agreements”) with an entity which is owned indirectly by family trusts or other entities associated with Seymour Joffe, Bruce Freeman and Harry Rosenbaum (directors, and beneficial owners of membership interests in, our company), and with a beneficial owner of a membership interest in our company. Pursuant to the Land Sale Agreements, we agreed to sell certain subdivisions and certain undeveloped land in Tampa and certain finished, single-family lots in subdivisions in Arizona for an aggregate purchase price of $16.3 million in cash. The sale was completed on May 30, 2008. During the year ended May 31, 2008, we recorded impairment charges for these properties of $35.9 million, which is reflected in land cost of sales in our consolidated statement of operations for the year ended May 31, 2008. Of the $35.9 million, $25.1 million was recorded in the fourth quarter of fiscal year 2008 and $10.8 million was recorded in the first three quarters of fiscal year 2008. The impairment charges recorded in the first three quarters of fiscal year 2008 were recorded in home cost of sales but were reclassified to land cost of sales in the fourth quarter of fiscal year 2008. As a result of the impairment charges recorded, there was no gain or loss on the sale of these properties. The proceeds from this sale were used to pay down the senior credit facility.
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
Item 14. Principal Accountant Fees and Services
For the fiscal years ended May 31, 2008 and 2007, professional services were performed by KPMG LLP.
Audit and audit-related fees aggregated $567,500 and $612,213 for the fiscal years ended May 31, 2008 and 2007, respectively, and were composed of the following:
Audit Fees: The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended May 31, 2008 and 2007 and for reviews of our quarterly financial statements were $567,500 and $546,000, respectively.
Audit-Related Fees: No audit-related services were provided by KPMG for the fiscal year ended May 31, 2008. The aggregate fees billed for audit-related services for the fiscal year ended May 31, 2007 were $66,213. These fees relate to assurance and related services performed by KPMG that are reasonably related to the performance of the audit or review of our financial statements.
Tax Fees: The aggregate fees billed for tax services for the fiscal years ended May 31, 2008 and 2007 were $125,515 and $116,700, respectively. These fees relate to professional services performed by KPMG with respect to tax compliance, tax advice and tax planning.
All Other Fees: None
The Board of Directors annually approves each year’s engagement for audit services in advance. The Board of Directors has also established complementary procedures to require pre-approval of all permitted non-audit services provided by the Company’s independent auditors. All non-audit services described above were pre-approved by the Board of Directors in fiscal year 2008.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) 1. Financial Statements
     Report of Independent Registered Public Accounting Firm;
F-1
     Consolidated Balance Sheets — as of May 31, 2008, and 2007;
F-2
     Consolidated Statements of Operations — years ended May 31, 2008, 2007 and 2006;
F-3
     Consolidated Statements of Members’ Equity — years ended May 31, 2008, 2007 and 2006; and
F-4
     Consolidated Statements of Cash Flows — years ended May 31, 2008, 2007 and 2006;
F-5
     Notes to Consolidated Financial Statements.
F-6 - F-21
     2. Financial Statement Schedules
     None required

3. Exhibits
The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the Commission and those incorporated by reference to other filings:

Exhibit
Number	Title
3.1	Articles of Organization of Ashton Woods USA L.L.C. (1)

3.2	Amended and Restated Regulations of Ashton Woods USA L.L.C. (1)

4.1	Form of Indenture dated as of September 21, 2005 among Ashton Woods USA L.L.C., Ashton Woods Finance Co., the guarantors named therein and the and U.S. Bank Trust National Association, as trustee. (1)

4.2	Form of 9.5% Senior Subordinated Note due 2015. (1)

10.1	Form of Amended and Restated Credit Agreement, dated as of December 16, 2005, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent for the Lenders, and Wachovia Capital Markets, LLC, as Lead Arranger and Sole Bookrunner, Bank of America, N.A., as Syndication Agent, and Citibank Texas, N.A., as Documentation Agent. (2)

10.2	Limited Partnership Agreement of Navo South Development Partners, Ltd., dated as of December 18, 2003, by and among G.P. Navo South, L.L.C., Ashton Dallas Residential, L.L.C., Horizon Homes Ltd., and Priority Development, L.P. (1)

10.3	Agreement of Limited Partnership for CL Ashton Woods, L.P., dated as of March 10, 2005, by and among CL Texas I, GP, LLC, CL Texas, L.P., AW Southern Trails, Inc., and Ashton Houston Residential L.L.C. (1)

10.4	Limited Liability Company Agreement of Palm Cove Developers, LLC, dated as of January 19, 2005, by and between Ashton Tampa Residential, LLC and M/I Homes of Tampa, LLC. (1)

10.5	Services and Software License Agreement, dated as of June 1, 2005, by and between Ashton Woods USA L.L.C. and Paramount Development Corporation Limited. (1)

10.6*	Form of Ashton Woods USA, LLC Nonqualified Deferred Compensation Plan, effective June 1, 2005 (1)

10.7*	Form of Employment Agreement, dated as of January 30, 2006, by and between Thomas Krobot and Ashton Woods USA, L.L.C. (2)

10.8	Agreement of Limited Liability Company of Ashton Woods Mortgage, LLC (2)

10.9	Dominion Title of Dallas, L.L.C. Members’ Agreement, dated January 21, 2001, by and among Stewart Title Dallas, Inc., Ashton Dallas Residential, L.L.C. and Dominion Title of Dallas, L.L.C. (2)

10.10	Dominion Title, L.L.C. Members’ Agreement, dated June 7, 1999, by and among Stewart Title Company, Daltor Houston Title, Inc. and Dominion Title, L.L.C. (2)

10.11	Assignment of Membership Interest, dated as of June 1, 2002, by and between Daltor Houston Title, Inc. and Ashton Houston Residential, L.L.C. (2)

10.12*	Form of Employment Agreement, dated as of August 9, 2006, by and between Robert Salomon and Ashton Woods USA, L.L.C.(3)

10.13	First Amendment to the First Amended and Restated Credit Agreement, dated as of January 11, 2007, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent, and the Guarantors party thereto. (4)

10.14	Second Amendment to the First Amended and Restated Credit Agreement, dated as of June 15, 2007, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent, and the Guarantors party thereto. (5)

10.15	Third Amendment to the First Amended and Restated Credit Agreement, dated as of June 15, 2007, by and among Ashton Woods USA L.L.C., the Lenders party thereto, Wachovia Bank, National Association, as Agent, and the Guarantors party thereto. (7)

14.1	Code of Business Conduct and Ethics (8)

21	List of Subsidiaries of Ashton Woods USA L.L.C. (6)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-

Exhibit
Number	Title
14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Represents a management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 33-129906) filed on November 23, 2005.

(2)	Incorporated herein by reference to the exhibits to the Company’s Amendment No. 1 to its Registration Statement Form S-4 (Registration No. 33-129906) filed on February 1, 2006.

(3)	Incorporated herein by reference to exhibit 10.14 to the Company’s Form 10-K (File No. 33-129906) filed on August 10, 2006.

(4)	Incorporated herein by reference to exhibit 10.1 to the Company’s Form 10-Q (File No. 33-129906) filed on January 16, 2007.

(5)	Incorporated herein by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 33-129906) filed on June 20, 2007.

(6)	Incorporated herein by reference to exhibit 21 to the Company’s Form 10-K (File No. 33-129906) filed on July 19, 2007.

(7)	Incorporated herein by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 33-129906) filed on December 20, 2007.

(8)	Incorporated herein by reference to exhibit 14.1 to the Company’s Form 10-Q (File No. 33-129906) filed on January 14, 2008.
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

Date: August 29, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 29, 2008	/s/ THOMAS KROBOT Thomas Krobot
President, Chief Executive Officer
and Director
(Principal Executive Officer)

August 29, 2008	/s/ JERRY PATAVA

Jerry Patava
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 29, 2008	/s/ SEYMOUR JOFFE

Seymour Joffe
Director

August 29, 2008	/s/ BRUCE FREEMAN

Bruce Freeman
Director

August 29, 2008	/s/ HARRY ROSENBAUM

Harry Rosenbaum
Director

Report of Independent Registered Public Accounting Firm
The Members
Ashton Woods USA L.L.C.:
We have audited the accompanying consolidated balance sheets of Ashton Woods USA L.L.C. and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashton Woods USA L.L.C., and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 5 to the consolidated financial statements, as of May 31, 2008, the Company was in default of certain covenants under its senior credit facility, as amended, and was below the required tangible net worth level contained in the Subordinated Notes. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Notes 1 and 5. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ KPMG LLP
Atlanta, Georgia
August 29, 2008

ASHTON WOODS USA L.L.C.
CONSOLIDATED BALANCE SHEETS

	May 31, 2008	May 31, 2007
	(In thousands)
Assets
Cash and cash equivalents	$1,067	$38
Inventory:
Construction in progress and finished homes	107,576	143,551
Land and land under development	118,454	235,387
Real estate not owned	4,950	5,865
Property and equipment, net	7,270	7,405
Accounts receivable	3,573	3,775
Other assets	11,807	14,997
Investments in unconsolidated entities	5,400	5,455

Total assets	$260,097	$416,473

Liabilities and Members’ equity
Liabilities
Notes payable	$149,373	$188,039
Customer deposits	5,456	6,917
Liabilities related to real estate not owned	4,299	4,767
Accounts payable and accruals	41,840	43,059

Total liabilities	200,968	242,782
Minority interests in real estate not owned	430	697
Members’ equity	58,699	172,994

Total liabilities and members’ equity	$260,097	$416,473

See accompanying notes to consolidated financial statements

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2008	2007	2006
	(In thousands)

Revenues:
Home sales	$376,814	$572,166	$670,487
Land sales (for the year ended May 31, 2008, includes $16.3 million related to land sold to related parties as discussed in Note 7)	30,688	7,582	31,336
Other	562	1,242	1,167

	408,064	580,990	702,990

Cost of sales:
Home sales	391,211	474,330	519,688
Land sales (for the year ended May 31, 2008, includes cost of sales of $16.3 million (after impairment charges of $35.9 million) related to land sold to related parties as discussed in Note 7)	66,527	3,444	15,711

	457,738	477,774	535,399

Gross (loss) profit:
Home sales	(14,397)	97,836	150,799
Land sales	(35,839)	4,138	15,625
Other	562	1,242	1,167

	(49,674)	103,216	167,591

Expenses
Sales and marketing	29,295	34,766	35,413
General and administrative	29,798	39,625	40,678
Related party	836	1,195	1,447
Franchise taxes	415	188	595
Depreciation and amortization	5,615	5,925	6,192

	65,959	81,699	84,325

Earnings in unconsolidated entities	2,106	3,166	3,205

Net (loss) income	$(113,527)	$24,683	$86,471

See accompanying notes to consolidated financial statements

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

(In thousands)
BALANCE at May 31, 2005	$129,598

Distributions	(37,342)
Net income	86,471

BALANCE at May 31, 2006	178,727

Distributions	(30,416)
Net income	24,683

BALANCE at May 31, 2007	172,994

Distributions	(768)
Net loss	(113,527)

BALANCE at May 31, 2008	$58,699

See accompanying notes to consolidated financial statements.

ASHTON WOODS USA L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(113,527)	$24,683	$86,471

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Earnings in unconsolidated entities	(2,106)	(3,166)	(3,205)
Return on investments in unconsolidated entities	1,962	2,011	2,762
Depreciation and amortization	5,615	5,925	6,192
Impairment loss recognized on real estate inventory	116,945	18,832	4,516
Amortization of deferred debt issuance costs	1,473	1,130	798
Changes in operating assets and liabilities:
Inventory	35,964	(3,450)	(133,980)
Accounts receivable	202	12,298	(5,424)
Other assets	2,491	1,027	(1,744)
Accounts payable and accruals	(1,219)	(20,910)	21,137
Customer deposits	(1,461)	(3,126)	(2,247)

Net cash provided by (used in) operating activities	46,339	35,254	(24,724)

Cash flows from investing activities:
Return of (investments in) unconsolidated entities	297	2,312	(2,648)
Additions to property and equipment	(5,480)	(5,252)	(8,649)

Net cash used in investing activities	(5,183)	(2,940)	(11,297)

Cash flows from financing activities:
Proceeds from senior subordinated notes	—	—	125,000
Proceeds from notes payable	64,000	154,500	239,935
Repayments of notes payable	(102,666)	(156,152)	(272,033)
Proceeds from related party note	—	—	833
Repayments of related party note	—	—	(14,579)
Debt issuance costs	(693)	(389)	(5,717)
Members’ distributions	(768)	(30,416)	(37,342)

Net cash (used in) provided by financing activities	(40,127)	(32,457)	36,097

Change in cash and cash equivalents	1,029	(143)	76
Cash and cash equivalents, beginning of period	38	181	105

Cash and cash equivalents, end of period	$1,067	$38	$181

See accompanying notes to consolidated financial statements.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
(a) Organization
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
(b) Presentation and Going Concern
The consolidated financial statements include the accounts of the Company, and its wholly-owned, majority-owned and controlled subsidiaries, as well as certain variable interest entities required to be consolidated pursuant to the Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 46, as amended (“FIN 46R’’), Variable Interest Entities. All intercompany balances and transactions have been eliminated in consolidation. The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2008, the Company was not in compliance with certain of the financial covenants under its senior credit facility. The Company also had tangible net worth below the level required by its Subordinated Notes. If the tangible net worth remains below the level required by its Subordinated Notes at the end of the first quarter of fiscal year 2009, as is currently expected, the Company will be required to repurchase 10% of the outstanding Subordinated Notes, which may be prohibited by the senior credit facility. The Company is in the process of preparing and implementing a plan to address its current liquidity and capital resources issues to allow it to continue to operate as a going concern. Agreeing upon an amendment with its lenders under the senior credit facility to address the current defaults and to establish covenants that will provide the Company with the needed flexibility during the continued market downturn to continue to fund its obligations and to meet the requirements of its Subordinated Notes is an important element of this plan. The Company is also currently engaged in identifying alternatives to satisfy the requirements of the Subordinated Notes to repurchase a portion of the Subordinated Notes if its consolidated tangible net worth remains below $60 million through the first fiscal quarter of 2009. These plans could include a range of alternatives, including seeking an amendment or waiver under the senior credit facility or from the holders of the Subordinated Notes, issuing a new security in exchange for or to amend or refinance the Subordinated Notes or finding another way to satisfy its obligations to repurchase the Subordinated Notes. While management is currently optimistic in the possibility of either reaching agreement with the senior credit facility lenders and the holders of the Subordinated Notes or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
(c) Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
(d) Inventory
Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less cost to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions, after considering estimated future cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value, which is determined based on management’s estimate of future cash flows that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimated amounts.
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
When a home is closed, the Company generally has not yet paid and recorded all incurred costs necessary to complete the home. Each month, the Company records as a liability and a charge to cost of sales the amount it estimates will ultimately be paid related to completed homes that have been closed as of the end of that month.
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
Each reporting period, the Company reviews all components of inventory in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which requires that if the sum of the undiscounted future cash flows expected to result from a community is less than the carrying value of the community, an asset impairment must be recognized in the consolidated financial statements as a component of cost of sales. The amount of the impairment is calculated by subtracting the fair value of the community from the carrying value of the community.
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. The Company evaluates, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog. This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives, the monthly rate of sale, discount rates, profit margins, and potential buyers, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community is written down to its estimated fair value. Given the historical variability in the homebuilding industry cycle, the valuation of homebuilding inventories is sensitive to changes in economic conditions, such as interest rates and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded on finished homes and land held for sale when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
The impairments recorded during the years ended May 31, 2008, 2007 and 2006 by reportable segment are as follows (in thousands):

	2008	2007	2006
East	$56,154	$9,581	$2,010
West	60,791	9,251	2,506

	$116,945	$18,832	$4,516

Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable.
(e) Real Estate Not Owned
Consolidated real estate not owned represents the fair value of land under option purchase agreements when consolidated pursuant to FIN 46R.
(f) Investments in Unconsolidated Entities
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
The Company’s investments in Ashton Woods Mortgage and the title service entities are also accounted for under the equity method, as the Company does not have a controlling interest. Under the equity method, the Company’s share of the unconsolidated entities’ income or loss is recognized as earned.
(g) Property and Equipment
Property and equipment is recorded at cost. Depreciation and amortization generally is recorded using the straight-line method over the estimated useful lives of the assets, which range from 2 to 5 years, and depreciable lives for leasehold improvements typically reflect the life of the lease. Repairs and maintenance costs are expensed as incurred.
The Company’s property and equipment at May 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Machinery and equipment	$4,357	$4,331
Sales office and model furnishings	21,362	15,935
Leasehold improvements	1,818	1,791

	27,537	22,057
Accumulated depreciation	(20,267)	(14,652)

	$7,270	$7,405

(h) Revenue Recognition
Homebuilding and lot sale revenue are recognized at the time of the closing of a sale, when title to and

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
possession of the property are transferred to the buyer. Sales commissions are included in sales and marketing expenses. Virtually all homebuilding, land and lot sales revenues are received in cash within two days of closing. Trade receivables as of May 31, 2008 and 2007 were approximately $2.9 million and $2.8 million, respectively.
(i) Prepaid Expenses
Included in other assets are prepaid expenses of approximately $2.0 million and $2.3 million at May 31, 2008 and 2007, respectively. These prepaid expenses primarily represent prepaid land development costs but also include prepaid insurance and prepaid rent.
(j) Warranty Costs
The Company provides its homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. Warranty liabilities are initially established on a per home basis by charging cost of sales and establishing a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The Company’s warranty liability is included in accounts payable and accruals on the consolidated balance sheets. Presented below are summaries of the activity in the Company’s warranty liabilities for the three years ended May 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Warranty liability, beginning of period	$6,383	$5,023	$3,075

Costs accrued during year	4,106	7,382	7,438

Incurred costs during year	(4,287)	(6,022)	(5,490)

Warranty liability, end of period	$6,202	$6,383	$5,023

(k) Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expense was approximately $5.9 million, $6.0 million, and $4.4 million in the fiscal years ended May 31, 2008, 2007, and 2006, respectively.
(l) Provision for Income Taxes
The Company operates as a limited liability company and is treated as a partnership for income tax purposes. Accordingly, the Company incurs no liability for federal or state income taxes, other than franchise taxes, since the taxable income is passed through to its members.
(m) Use of Estimates and Effect of Changing Prices
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Changes in the prices of certain significant components of home construction costs, particularly lumber and fuel, may cause unexpected short term increases in construction costs.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
(n) Reclassifications
     Certain prior year balances have been reclassified to conform to the current year presentation.
(o) Segments
The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”), based primarily upon similar economic characteristics, geography and product type. The Company’s homebuilding reportable segments are as follows:
1)	East (Atlanta, Orlando and Tampa markets) and

2)	West (Dallas, Houston, Phoenix and Denver markets)
See Note 14 for further discussion of the Company’s segments.
Note 2 — Inventory
Inventory consists of the following as of May 31, 2008 and 2007 (in thousands):

	2008	2007
Homes under construction and finished homes	$107,576	$143,551
Finished lots	59,809	111,704
Land under development	34,461	116,514
Land held for development	18,961	7,169
Land held for sale	5,223	—

	$226,030	$378,938

On May 29, 2008, Ashton Tampa Residential, L.L.C. and Ashton Woods Arizona, L.L.C. (two of the Company’s subsidiaries), entered into land purchase and sale agreements to sell certain subdivisions and certain undeveloped land in Tampa and certain finished, single-family lots in subdivisions in Arizona to a related party for an aggregate purchase price of $16.3 million in cash. The sale was completed on May 30, 2008. See Note 7 for further details.
The Company capitalizes interest costs to inventory during development and construction. Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. The following table summarizes the Company’s interest costs incurred, capitalized and charged to cost of sales during the years ended May 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Capitalized interest, beginning of period	$16,063	$9,483	$3,173
Interest incurred	17,769	19,627	15,347
Interest amortized to cost of sales	(14,801)	(13,047)	(9,037)
Interest included in impairment	(6,465)	—	—
Interest charged to general and administrative expenses	(954)	—	—

Capitalized interest, end of period	$11,612	$16,063	$9,483

The Company has historically capitalized the interest incurred on both the $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 (the “Subordinated Notes”) as well as the senior credit facility since its qualifying assets exceeded its debt obligations. However, during the year ended May 31, 2008, qualifying assets were less than the Company’s debt obligations, requiring interest

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
incurred during the period to be directly expensed. Interest directly expensed during the year ended May 31, 2008 was approximately $1.0 million.
Note 3 — Consolidated Land Inventory Not Owned
In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46R, if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.
In applying the provisions of FIN 46R, the Company evaluated all land option agreements and determined that the Company has three lot purchase contracts with certain related parties to acquire 655 finished lots at an aggregate price of approximately $33.0 million, which have created variable interests and of which 139 finished lots remain to be acquired for an aggregate price of $6.9 million. In addition, the Company has provided various specific performance guarantees under one of the option purchase contracts, which has been deemed as providing subordinated financial support to the entity. While the Company owns no equity interest in the entities, it must consolidate them pursuant to FIN 46R. The consolidation of these variable interest entities added $5.0 million, $4.3 million and $0.4 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively, to the Company’s balance sheet at May 31, 2008. With respect to the Company’s balance sheet at May 31, 2007, the consolidation of these variable interest entities added $5.9 million, $4.8 million and $0.7 million in real estate not owned, liabilities related to real estate not owned and minority interests in real estate not owned, respectively.
Land option agreements that did not require consolidation under FIN 46R at May 31, 2008 and 2007 had a total purchase price of $41.5 million and $56.2 million, respectively. In connection with these agreements, the Company had deposits of $2.3 million and $3.9 million, included in other assets at May 31, 2008 and 2007, respectively.
Note 4 — Investments in Unconsolidated Entities
The Company enters into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing its risk profile and leveraging its capital base. At May 31, 2008 and 2007, the Company had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. The Company’s partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow GAAP and the partners generally share profits and losses in accordance with their ownership interests.
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
The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of May 31, 2008, the Company had entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 464 remain to be purchased with an aggregate remaining purchase price of $17.4 million. These unconsolidated entities had borrowings outstanding totaling $9.1 million and $8.1 million at May 31, 2008 and 2007, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require the Company to repay its share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. The Company had repayment guarantees of $3.0 million and $1.5 million at May 31, 2008 and 2007, respectively.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
Summarized condensed financial information related to unconsolidated entities that are accounted for using the equity method at May 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Assets:
Real estate	$34,776	$31,230
Cash	2,812	2,472
Mortgage loans held for sale	8,756	16,207
Other	581	722

	$46,925	$50,631

Liabilities and Equity:
Notes payable and accrued liabilities	$22,950	$25,901
Equity	23,975	24,730

	$46,925	$50,631

	2008	2007	2006
Revenues	$13,836	$23,626	$31,054
Expenses	9,678	15,738	22,561

Net earnings	$4,158	$7,888	$8,493

Note 5 — Notes Payable
The Company’s notes payable at May 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Revolving credit facility	22,838	61,339
Secured Note	1,535	1,700

	$149,373	$188,039

The Subordinated Notes
In September 2005, the Company and Ashton Woods Finance Co., the Company’s 100% owned finance subsidiary, co-issued $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The net proceeds were used to repay amounts outstanding under the Company’s then senior credit facility and to repay certain related party debt. In April 2006, the Company completed an offer to exchange all of the notes issued in September 2005 for an equal amount of 9.5% Senior Subordinated Notes due 2015, which were registered under the Securities Act of 1933 (the “Subordinated Notes”). Interest on the Subordinated Notes is payable semiannually on October 1st and April 1st of each year. The Company may redeem the Subordinated Notes, in whole or in part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to October 1, 2008, the indenture governing the Subordinated Notes allows the Company to redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. The Subordinated Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future senior debt, including borrowings

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
under the Company’s senior credit facility. All of the Company’s existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the Subordinated Notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by the Company. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the Subordinated Notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of the Company’s senior credit facility. The Company does not have any independent operations or assets apart from its investments in its subsidiaries. As of May 31, 2008, the Subordinated Notes, which have a face value of $125.0 million, had a fair value of approximately $72.5 million, based on quoted market prices by independent dealers.
The indenture governing the Subordinated Notes contains covenants that limit the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness; pay dividends or make other distributions; make investments; sell assets; incur liens; enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. Unlike the senior credit facility, the financial covenants in the indenture governing the Subordinated Notes primarily limit the Company’s ability to incur additional debt, make distributions or engage in other actions. Consequently, the covenants in the indenture have not, historically, had a significant impact on the Company’s operations, financial condition and results of operations. However, in the future the Company’s ability to secure financing for its operations could be limited by these covenants, and if the Company is limited in its ability to obtain financing, its operations, financial condition and results of operations could be adversely affected.
The Company’s most restrictive covenant under the Subordinated Notes is the minimum tangible net worth covenant, which requires the Company to make an offer to purchase 10% of the outstanding Subordinated Notes at 100% of the principal amount of the Subordinated Notes plus accrued interest, if tangible net worth falls below $60 million for a period of two consecutive quarters. As of May 31, 2008, the Company’s tangible net worth was $58.7 million. If the tangible net worth remains below the level required by the Subordinated Notes at the end of the first quarter of fiscal year 2009, as is currently expected, the Company will be required to repurchase 10% of the outstanding Subordinated Notes, which may be prohibited by the senior credit facility. If the Company does not repurchase the Subordinated Notes when required, this would constitute an event of default under the Subordinated Notes, giving the holders the right to require repayment of the Subordinated Notes in full. The Company is also currently prohibited from making interest payments on the Subordinated Notes as a result of the default under the senior credit facility. The next interest payment is due on October 1, 2008. If the Company does not make such payment on a timely basis and is not able to cure such failure within 30 days, an event of default will occur and the holders of the Subordinated Notes will also have the right to require repayment of the Subordinated Notes in full. Either event of default under the Subordinated Notes would constitute an event of default under the senior credit facility. In this case, if the Company is unable to negotiate a waiver or amendment of the terms of the Subordinated Notes, secure a waiver of the resulting default from the holders or otherwise cure the default, it would be required to seek other sources of liquidity to fund its operations and to repay outstanding amounts under the Subordinated Notes and the senior credit facility. Such additional resources could include the issuance of additional equity to its existing members or the admission of new members or the issuance of new debt instruments. Given the current issues faced by the industry, including the current fair value of the Company’s outstanding debt instruments, the Company may not be able to raise capital when needed on terms that are acceptable, or at all.
As of and for the quarter ended May 31, 2008, the Company was in compliance with the covenants under the Subordinated Notes; however, under the restricted payments test, the Company will not be able to make additional restricted payments until such time as it has increased consolidated net income. The restricted payments test limits the Company’s ability to make restricted payments, defined by the indenture covering the Subordinated Notes to include dividends or other distributions on outstanding equity interests, the redemption of the Company’s outstanding equity interests, investments in other entities whether in the form of debt or equity (unless considered a permitted investment under the indenture) and certain payments prior to scheduled maturity or any scheduled repayment date with respect to indebtedness that is subordinated by its terms to the Subordinated Notes. The amount

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
of such restricted payments is limited to an aggregate amount that does not exceed $5 million, plus 50% of consolidated net income (as defined in the indenture) for the period beginning June 1, 2005 to and including the last day of the fiscal quarter ended immediately prior to the calculation date, plus 100% of aggregate net cash proceeds or the fair market value of assets received by the Company as contributions to its common equity or from the sale of equity interests qualified under the indenture, plus additional amounts related to the conversion or exchange of indebtedness for certain equity interests or upon the redesignation of an unrestricted subsidiary as restricted under the indenture. However, the indenture provides that if consolidated net income for the measurement period starting June 1, 2005 is a deficit, 100% of the aggregate deficit will be subtracted in the above formula. In addition to having funds available under the restricted payments test, in order to make a restricted payment, the Company must also be able to incur $1.00 of additional indebtedness under the indebtedness incurrence ratio test set forth in the indenture and not otherwise be in default under the indenture. Based on the restricted payments calculation at May 31, 2008, in order to make additional payments under the restricted payments test, the Company would need to achieve consolidated net income exceeding $45.7 million in the aggregate. The amount of any future restricted payments will depend on the amount by which aggregate consolidated net income in the future exceeds such minimum amount. However, because the types of payments that are restricted by this test generally relate to voluntary payments by the Company to its equity owners or investments in new businesses, the inability to make restricted payments at this time does not impact the Company’s ability to conduct operations in the ordinary course. The Company’s ability to expand its business through acquisition or investment in other businesses may, however, be limited. In addition to the above restrictions, there are certain exceptions to the restricted payments limitations, including a provision that allows the continued payment of dividends to the Company’s equity owners to satisfy their tax obligations. The Company plans to continue to make such tax payments to its owners, except to the extent limited by an amended senior credit facility.
The Amended Senior Credit Facility
In December 2005, the Company entered into an amended senior credit facility. The senior credit facility provided for up to $300.0 million of unsecured borrowings, subject to a borrowing base. The senior credit facility provided for the issuance of up to $50.0 million in letters of credit. The Company’s obligations under the amended senior credit facility are guaranteed by all of its subsidiaries and all of the holders of its membership interests. However, these obligations are not currently secured by the Company’s assets.
Once during each fiscal year (i.e., June 1-May 31), the Company may request that the lenders extend the maturity date by an additional year. On January 10, 2007, the Company amended the senior credit facility to extend the maturity date to January 19, 2011, for 88.3%, or $265.0 million of the facility and to amend the definition of “EBITDA” contained therein to exclude certain non-cash gains and include certain non-cash losses or charges. On February 21, 2007, the Company obtained consent from an additional lender representing 5.0% or $15 million of the facility, to also extend this portion of the senior credit facility to January 19, 2011.
The senior credit facility contains a number of customary financial and operating covenants, including covenants: requiring the Company to maintain a minimum consolidated tangible net worth; limiting the principal amount of the Company’s secured debt to $50 million at any given time; limiting the net book value of its unimproved entitled land, land under development and finished lots to 150.0% of the Company’s adjusted tangible net worth; limiting the aggregate distributions by the Company and its subsidiaries in any fiscal year; restricting its ability to incur additional indebtedness; and restricting its ability to engage in mergers and consolidations and its ability to sell all or substantially all of its assets. The senior credit facility also contains covenants requiring the Company to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio. In June 2007, the Company entered into another amendment to the senior credit facility which provided for a permanent reduction in the interest coverage ratio to 2.0x, from 2.50x, and included a provision allowing such ratio to fall to no less than 1.75x for up to three consecutive fiscal quarters in any rolling four fiscal quarter period ending on or before May 31, 2009. The June 2007 amendment also provided that in the

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
event the Company’s interest coverage ratio for any fiscal quarter was less than 2.0x, (1) the ratio of consolidated total liabilities to adjusted net worth would decrease to 2.0x, from 2.25x, for such fiscal quarter and (2) the interest rates for borrowings under the senior credit facility would increase to the levels set forth in the amendment. The terms of this amendment were superseded by the December 20, 2007 amendment to the Company’s senior credit facility described below.
On December 20, 2007, the Company amended certain terms of its senior credit facility (the “December Amendment”). The December Amendment provided for (1) maintenance of tangible net worth of $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which consolidated earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued or sold after November 30, 2007, (2) a leverage ratio ranging from a ratio of 2.00 to 1.00 to a ratio of 1.00 to 1.00 depending on the interest coverage ratio at the time of measurement, (3) an interest coverage ratio of 2.00 to 1.00, provided that the interest coverage ratio may be less than 2.00 to 1.00 for any quarter so long as the number of quarters ending after November 30, 2007 in which it is less than 1.50 to 1.00 does not exceed eight and the number of quarters in which the ratio is less than 0.50 to 1.00 does not exceed four, and (4) minimum liquidity, defined as unrestricted cash together with borrowing base availability, of not less than $43 million for any quarter where (x) the interest coverage ratio is less than 1.50 to 1.00 and (y) the ratio of adjusted cash flow from operations for the last four quarters then ended to interest expense is less than 1.50 to 1.00. The December Amendment provides for changes to the applicable unused fee rate and adjustments to interest rates and margin depending on the leverage ratio and interest coverage ratio at each measurement date.
The December Amendment prohibits the payment, purchase or defeasance of any subordinated indebtedness, unless all obligations under the senior credit facility have been satisfied and the commitments terminated, other than (a) regularly scheduled payments of interest and payments of subordinated indebtedness upon scheduled maturity, and (b) a redemption of subordinated indebtedness under terms of any subordinated indebtedness allowing redemption at the option of the Company with the proceeds of any equity offering or after it has been outstanding for a defined period, or the purchase of subordinated indebtedness by issuer tender offer or open market purchase, so long as, in each case, (i) the leverage ratio is less than 1.25 to 1.00 after giving effect to the redemption or purchase and (ii) the interest coverage ratio is greater than 2.00 to 1.00 after giving effect to the redemption or purchase. Further, such payments, redemptions and purchases may be made only if no default or event of default has occurred and is continuing or would occur as a result of the making of such payment, redemption or purchase. Finally, the December Amendment provides for a reduction of the aggregate commitment under the senior credit facility to $250.0 million. As of May 31, 2008, the Company was in default of the minimum tangible net worth and leverage ratio covenants under the senior credit facility.
The borrowings under the facility bear daily interest at rates based upon the London Interbank Offer Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth. In addition to the stated interest rates, the credit facility requires the Company to pay certain fees. The effective interest rate of the facility at May 31, 2008 and 2007, was approximately 4.33% and 6.57%, respectively.
Borrowings under the senior credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior credit facility. At May 31, 2008, the Company had $22.8 million in outstanding borrowings, $17.6 million outstanding under letters of credit and surety bonds and $159.3 million in available borrowings under the senior credit facility. Borrowing base availability was not materially impacted by the December Amendment. However, due to the default under the senior credit facility, the borrowing base availability is subject to the outcome of the current negotiations between the Company and the lenders under the senior credit facility.
The interest coverage ratio and the minimum tangible net worth requirement are the Company’s most restrictive covenants under the senior credit facility. The credit facility requires that the Company maintain an interest coverage ratio of at least 2.00 to 1.00, but permits the ratio to fall below this level so long as the number of fiscal quarters in which it is less than 1.50 to 1.00 does not exceed eight and the number of fiscal quarters in which it is less than .50 to 1.00 does not exceed four. Further, if the Company’s interest coverage ratio falls below 2.00 to 1.00, the leverage ratio becomes more restrictive. Specifically, if the interest coverage ratio is as depicted in the first

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
column of the following table, then the leverage ratio must not exceed the ratio in the second column:

If Interest	Then Leverage
Coverage Ratio	Ratio must be < or =
> or = 2.00 to 1.00	2.00 to 1.00

> 1.5 to 1.00 but < 2.00 to 1.00	1.75 to 1.00

> 1.00 to 1.00 but < 1.50 to 1.00	1.50 to 1.00

> 0.50 to 1.00 but < 1.00 to 1.00	1.25 to 1.00

< 0.50 to 1.00	1.00 to 1.00
Under the facility, the Company is also required to maintain tangible net worth of $110 million, plus 50% of consolidated earnings for each quarter after November 30, 2007. As of May 31, 2008, the Company’s interest coverage ratio was 1.41, which required it to maintain a leverage ratio of less than 1.5. The Company’s actual leverage ratio as of May 31, 2008 was 1.97 and its tangible net worth was $58.7 million. Pursuant to the land inventory covenant of its senior credit facility, the Company was required to maintain its land inventory at no more than 150% of its tangible net worth. Land inventory means the net book value of unimproved land, lots under development and finished lots. At May 31, 2008, the land inventory was 149.5% of tangible net worth. Accordingly, as of May 31, 2008, the Company was in default of the tangible net worth and leverage ratio covenants but was in compliance with the land inventory ratio covenant of its senior credit facility. On August 21, 2008, the Company received a notice of default from the lenders under the senior credit facility, which prohibits it from paying on or purchasing the Subordinated Notes during the existence of the default. The notice also indicated that the lenders have no obligation to fund borrowings under the senior credit facility while the default is outstanding. The Company has 30 days from the date of notice to cure the defaults identified. Thereafter, if the defaults are not cured or waived and the facility is not amended to address the defaults, the lenders will have the right to accelerate the maturity of all amounts outstanding under the senior credit facility. As of August 19, 2008, the Company had borrowings and letters of credit outstanding under the senior credit facility of $31.8 million and $16.6 million, respectively. The Company is in the process of negotiating amendments to its senior credit facility to address the defaults and to provide for less restrictive covenants going forward during the period of the market downturn. However, the Company may not be able to agree upon an amendment with acceptable terms or at all.
If the Company’s financial condition further deteriorates, it may be challenged to meet its covenants, even if revised upon completion of the amendment discussed above and it may be required to further modify the facility and assess the viability of other methods of raising equity and/or debt capital. If the Company and its lenders are unable to agree upon a satisfactory amendment to address the existing defaults, or it fails to meet its covenants in the future and is unable to amend the facility, secure a waiver of the default from the lenders or otherwise cure the default, the lenders will have the right to cease lending under the facility and to accelerate the outstanding indebtedness. Any acceleration of the credit facility indebtedness would also constitute a default under the Subordinated Notes discussed above, which would require waiver or could also result in acceleration of that debt. In such circumstance, the Company would be required to seek other sources of liquidity to fund its operations and to repay outstanding amounts under the credit facility unless an amendment or waiver could be secured from the holders, under the Notes. Such additional resources could include the issuance of additional equity to the existing members or the admission of new members or the issuance of new debt capital. Under covenants contained in the Subordinated Notes, the Company’s ability to bring in new equity participants is limited to a change of ownership of 50% or less and under the senior credit facility, to 20% or less and the Company’s ability to incur additional indebtedness is limited by the additional indebtedness covenants of such facilities. If the Company’s need for additional funding exceeded the limits of the Subordinated Notes and the senior credit facility, it would have to seek the consent of the holders of the Subordinated Notes and the lenders under the senior credit facility to complete a financing. Given the current issues faced by the industry in which the Company operates, including the current fair value of its outstanding debt instruments, it may not be able to raise capital on terms that are acceptable, or at all, if needed. Further, the Company may not be able to secure the consents needed for such financing on acceptable terms or at all.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
Also, see Note 1, subsection b).
Note 6 — Accounts payable and accruals
The Company’s accounts payable and accruals at May 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accounts payable and accruals — trade	$23,953	$21,637
Interest accrued	2,178	2,295
Legal and professional fees	1,660	730
Salaries, wages and fringe benefits	5,163	8,238
Warranty accruals	6,202	6,383
Other	2,684	3,776

	$41,840	$43,059

Note 7 — Transactions With Related Parties
On May 29, 2008, Ashton Tampa Residential, L.L.C. and Ashton Woods Arizona, L.L.C. (two of the Company’s subsidiaries), entered into land purchase and sale agreements (the “Land Sale Agreements”) with an entity which is owned indirectly by family trusts or other entities associated with Seymour Joffe, Bruce Freeman and Harry Rosenbaum (directors, and beneficial owners of membership interests in, our company), and with a beneficial owner of a membership interest in the Company.  Pursuant to the Land Sale Agreements, the Company agreed to sell certain subdivisions and certain undeveloped land in Tampa and certain finished, single-family lots in subdivisions in Arizona for an aggregate purchase price of $16.3 million in cash. The sale was completed on May 30, 2008. During the year ended May 31, 2008, the Company recorded impairment charges for these properties of $35.9 million, which is reflected in land cost of sales in the consolidated statement of operations for the year ended May 31, 2008. Of the $35.9 million, $25.1 million was recorded in the fourth quarter of fiscal year 2008 and $10.8 million was recorded in the first three quarters of fiscal year 2008. The impairment charges recorded in the first three quarters of fiscal year 2008 were recorded in home cost of sales but were reclassified to land cost of sales in the fourth quarter of fiscal year 2008. As a result of the impairment charges recorded, there was no gain or loss on the sale of these properties. The proceeds from this sale were used to pay down the senior credit facility.
A services agreement with a related party provides the Company with the license, development and support for the Company’s computer systems and the provision of certain administrative services. The Company pays $600 per home closing quarterly, in arrears for these services, and in 2006, the Company made payments of $1,500 per lot closed for certain services rendered by the related party to one of the Company’s subsidiaries. During the fiscal years ended May 31, 2008, 2007 and 2006, $0.8 million, $1.2 million, and $1.5 million were incurred related to these services, respectively.
The Company has entered into option purchase agreements for the purchase of finished lots for use in its homebuilding operations for the acquisition and development of land and lots for use in its homebuilding operations with certain related parties. These entities were considered variable interest entities pursuant to FIN 46R and consolidated by the Company. As of May 31, 2008, the Company had 139 finished lots under contract to be purchased, representing $6.9 million in purchase price.
Note 8 — Employee Benefit Plans
The Company has a 401(k) plan for all Company employees who have been with the Company for a period of three months or more. Prior to May 31, 2008, the Company matched portions of employee’s voluntary contributions up to 4% of employee’s compensation limited by the maximum allowed under federal guidelines. Expenses for the plan were $0.8 million, $1.1 million, and $0.9 million in the fiscal years ended May 31, 2008, 2007 and 2006, respectively. Effective June 1, 2008, the 401(k) match was made discretionary.
Note 9 — Financial Instruments

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
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
The carrying amounts of cash and cash equivalents and the senior credit facility, as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating interest rate terms, as applicable.
Note 10 — Employment Agreements
On January 30, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Tom Krobot. The agreement, which is effective as of June 1, 2005, is for a term of approximately five years ending May 31, 2010. The employment agreement includes base salary and annual bonus provisions that are calculated based on annual net income. The agreement also provides for certain incentive payments upon a sale of the Company, irrespective of form, the consummation by the Company of an initial public offering of equity securities, upon his termination under certain circumstances or upon expiration of the agreement. The incentive payment will be equal to the amount determined by multiplying the excess of the aggregate fair value of the Company over the book value of the Company by 3%, provided such payment is subject to a floor of $3.0 million. The Company accrued $600,000 for each year in the fiscal years ended May 31, 2008, 2007 and 2006 and accordingly $1.8 million and $1.2 million was accrued at May 31, 2008 and 2007, respectively, for this payment obligation. The expense for each year is reflected in general and administrative expenses; the liability as of May 31, 2008 and 2007 is reflected in accounts payable and accruals. The liability under this employment agreement has been measured using the intrinsic value method. On June 17, 2008, the Board of Directors approved an increase in Mr. Krobot’s salary. No other changes were made to the terms of Mr. Krobot’s agreement.
Note 11 — Commitments and Contingencies
The Company is involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated financial statements.
In the normal course of business, the Company provides standby letters of credit and surety bonds under its senior credit facility to third parties to secure performance under various contracts. As of May 31, 2008, 2007 and 2006, the Company had letters of credit and surety bonds outstanding of $17.6 million, $21.3 million, and $25.4 million, respectively.
The Company leases office space and equipment under various operating leases. Minimum annual lease payments under these leases at May 31, 2008 were (in thousands):

2009	$1,236
2010	933
2011	485
2012	90
2013	—

$2,744

Rent expense approximated $1.7 million, $1.7 million and $1.8 million for the fiscal years ended May 31, 2008, 2007 and 2006, respectively, and are included within general and administrative expense on the consolidated

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
statements of operations.
Note 12 — Cash Flow Information
Supplemental disclosures of cash flow information and non-cash activities are as follows (in thousands):

	2008	2007	2006
Cash paid for interest	$16,215	$19,091	$12,000

Non-cash distribution of land from joint venture	$—	$379	$8,482
Note 13 — Quarterly Financial Information (Unaudited)

	Quarter Ended
	August 31	November 30	February 28	May 31
	($ in thousands)
Fiscal Year 2008
Revenue	$97,503	$114,162	$82,957	$113,442

Gross profit (loss)	$5,682	$1,206	$(8,906)	$(47,656)

Net loss	$(10,615)	$(15,102)	$(22,398)	$(65,412)

Gross profit (loss) and net loss were negatively impacted by the recording of impairment charges of $13.5 million, $21.3 million, $20.3 million and $61.8 million in the first, second, third and fourth quarters of 2008, respectively (see Note 1).

	Quarter Ended
	August 31	November 30	February 28	May 31
	($ in thousands)
Fiscal Year 2007
Revenue	$156,642	$129,437	$129,426	$165,485

Gross profit	$32,503	$21,286	$23,899	$25,528

Net income	$11,482	$3,050	$6,174	$3,977
Note 14 — Information on business segments
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and to make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as the Chief Executive Officer and Chief Financial Officer.

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)
The Company has identified each homebuilding market as an operating segment in accordance with SFAS No. 131. Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through the Company’s unconsolidated entities. The Company’s operating segments have been aggregated into the reportable segments noted below because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.
The Company’s homebuilding reportable segments are as follows:
(1)	East (Atlanta, Orlando and Tampa markets)

(2)	West (Dallas, Houston, Phoenix and Denver markets)
The accounting policies for each segment are the same as those described in Note 1. Except for the allocation of certain corporate overhead such as interest and certain depreciation on corporate assets, the costs of operating each segment as well as the assets owned are primarily maintained and recorded directly within the respective segment. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
The following table summarizes revenue, gross profit and net income for each of the Company’s reportable segments:

	Fiscal years ended May 31
	2008	2007	2006
	($ in thousands)
Total Revenues
Homebuilding
East	$172,961	$272,782	$302,710
West	235,047	307,998	400,037

Total Homebuilding	408,008	580,780	702,747
Corporate	56	210	243

Consolidated revenues	$408,064	$580,990	$702,990

Gross (Loss) Profit
East	$(23,940)	$50,727	$84,309
West	(25,790)	52,279	83,039

Total Homebuilding	(49,730)	103,006	167,348
Corporate	56	210	243

Consolidated gross (loss) profit	$(49,674)	$103,216	$167,591

Net (Loss) Income
East	$(50,982)	$15,398	$50,432
West	(62,516)	7,333	$34,626

Total Homebuilding	(113,498)	22,731	85,058
Corporate	(29)	1,952	1,413

Consolidated net (loss) income	$(113,527)	$24,683	$86,471

The following table summarizes assets for each of the Company’s reportable segments:

Ashton Woods USA L.L.C.
Notes to Consolidated Financial Statements — (Continued)

	Fiscal years ended May 31
	2008	2007
	($ in thousands)
Assets
Homebuilding
East	$103,578	$184,913
West	148,071	222,207

Total Homebuilding	251,649	407,120
Corporate (1)	8,448	9,353

Consolidated assets	$260,097	$416,473

(1)	Balance consists of cash from the housing divisions, deferred debt issuance costs and other corporate assets not allocated to the segments
The following table summarizes additions to property and equipment for each of the Company’s reportable segments for the periods presented:

	Fiscal years ended May 31
	2008	2007
	($ in thousands)
Additions to property and equipment
Homebuilding
East	$1,494	$2,127
West	3,986	3,097

Total Homebuilding	5,480	5,224
Corporate	—	28

Consolidated additions to property and equipment	$5,480	$5,252

The following table sets forth information relating to home sales revenues by product for the years ended May 31, 2008, 2007, and 2006:

	Fiscal years ended May 31
	2008	2007	2006
	($ in thousands)
Home Sales Revenue
Product:
Single family homes	$297,682	$433,160	$512,850
Townhomes	57,901	57,858	110,256
Stacked flat condominums	21,231	81,148	47,381

Total home sales revenue	$376,814	$572,166	$670,487