Form 10-Q
period 2008-08-31
Ashton Woods USA L.L.C.
filed 2008-10-20
CIK 1340792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 333-129906

Ashton Woods USA L.L.C.
(Exact name of Registrant as specified in its charter)

Nevada	75-2721881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Old Alabama Rd., Suite 200	30076
Roswell, Georgia	(Zip code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ASHTON WOODS USA L.L.C.
FORM 10-Q
For the Fiscal Quarter Ended August 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2008	May 31, 2008
	(In thousands)

Assets
Cash and cash equivalents	$16,699	$1,067
Inventory:
Construction in progress and finished homes	105,169	107,576
Land and land under development	104,420	118,454
Real estate not owned	1,361	4,950
Property and equipment, net	5,230	7,270
Accounts receivable	3,545	3,573
Other assets	10,110	11,807
Investments in unconsolidated entities	5,461	5,400

Total assets	$251,995	$260,097

Liabilities and Members’ equity
Liabilities
Notes payable	$157,388	$149,373
Customer deposits	5,786	5,456
Liabilities related to real estate not owned	1,162	4,299
Accounts payable and accruals	43,527	41,840

Total liabilities	207,863	200,968
Minority interests in real estate not owned	401	430
Members’ equity	43,731	58,699

Total liabilities and members’ equity	$251,995	$260,097

See accompanying notes to condensed consolidated financial statements.

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31,
	2008	2007
	(In thousands)

Revenues
Home sales	$78,107	$97,410
Other	148	93

	78,255	97,503

Cost of sales
Home sales	78,500	91,821

	78,500	91,821

Gross (loss) profit
Home sales	(393)	5,589
Other	148	93

	(245)	5,682

Expenses
Sales and marketing	5,858	7,390
General and administrative	7,808	7,882
Related party	177	217
Franchise taxes	10	15
Depreciation and amortization	1,194	1,309

	15,047	16,813

Earnings in unconsolidated entities	324	516

Net loss	$(14,968)	$(10,615)

See accompanying notes to condensed consolidated financial statements.

ASHTON WOODS USA L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended August 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(14,968)	$(10,615)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Earnings in unconsolidated entities	(324)	(516)
Return on investments in unconsolidated entities	143	345
Depreciation and amortization	1,194	1,309
Impairment loss recognized on real estate inventory	12,805	13,541
Gain on sale of property and equipment	(29)	—
Amortization of deferred debt issuance costs	335	288
Changes in operating assets and liabilities:
Inventory	3,636	(10,731)
Accounts receivable	28	1,490
Other assets	2,001	1,805
Accounts payable and accruals	1,687	2,783
Customer deposits	330	(368)

Net cash provided by (used in) operating activities	6,838	(669)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,521	—
Return of (investment in) unconsolidated entities	4	404
Additions to property and equipment	(647)	(1,726)

Net cash provided by (used in) investing activities	878	(1,322)

Cash flows from financing activities:
Proceeds from notes payable	9,549	19,000
Repayments of notes payable	(1,534)	(16,541)
Debt issuance costs	(99)	(180)
Members’ distributions	—	(150)

Net cash provided by financing activities	7,916	2,129

Change in cash and cash equivalents	15,632	138
Cash and cash equivalents, beginning of period	1,067	38

Cash and cash equivalents, end of period	$16,699	$176

Supplemental disclosures — non-cash operating activity:
Cash paid for interest	$820	$1,443
See accompanying notes to condensed consolidated financial statements.

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Unless otherwise indicated, when we use the terms “Ashton Woods,” “we,” “us,” and “our,” we mean Ashton Woods USA L.L.C. and its consolidated subsidiaries.)
Note 1 — Background
We acquire and develop land for residential purposes and design, sell and build residential homes on such land in seven markets located in Georgia, Texas, Florida, Arizona, and Colorado. We also hold an investment in an unconsolidated entity that provides mortgage origination for homebuyers through Ashton Woods Mortgage, LLC (“Ashton Woods Mortgage’’). In addition, we provide title services to buyers in Texas and Florida through three unconsolidated entities. We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name. We currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa.
Note 2 —Presentation and Going Concern
The accompanying condensed consolidated financial statements include our wholly-owned, majority-owned and controlled subsidiaries, as well as certain variable interest entities required to be consolidated pursuant to the Financial Accounting Standards Board (FASB) Interpretation (“FIN”) No. 46, as amended (“FIN 46R’’), Variable Interest Entities. All intercompany balances and transactions have been eliminated in consolidation. Our consolidated balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. This report on Form 10-Q does not include all of the information and disclosures required by GAAP for a complete set of financial statements. As a result, this report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended May 31, 2008 (referred to hereafter as our “Annual Report on Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2008. In our opinion, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain items in the prior period were reclassified to conform to the current period presentation.
The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. On August 21, 2008, we received a notice of default from the lenders of our senior credit facility as a result of our non- compliance, as of May 31, 2008, with certain of the financial covenants under our senior credit facility. As a result of this default, we are prohibited from paying interest on or purchasing our $125 million aggregate principal amount of 9.5% Senior Subordinated Notes due 2015 (the “Subordinated Notes”) during the existence of the default, which led to our default of the interest payment provisions of the Subordinated Notes subsequent to August 31, 2008. Further, our tangible net worth was also below the level required by the indenture covering the Subordinated Notes for two consecutive quarters, including the quarter ended August 31, 2008. As a result, we are required to offer to repurchase 10% of the outstanding Subordinated Notes, which is currently prohibited by the senior credit facility. We are in the process of preparing a plan to address the current liquidity and capital resources issues to allow us to continue to operate as a going concern. Agreeing upon an amendment with the lenders under the senior credit facility to address the current defaults and to establish covenants that will provide us with the needed flexibility during the continued market downturn to continue to fund our obligations and to meet the requirements of the Subordinated Notes is an important element of this plan. We are also currently engaged in identifying alternatives to satisfy our interest payment obligations under the Subordinated Notes and the requirements of the Subordinated Notes to offer to repurchase a portion of the Subordinated Notes. These plans could include a range of alternatives, including seeking an amendment or waiver under the senior credit facility or from the holders of the Subordinated Notes, issuing a new security in exchange for or to amend or refinance the Subordinated Notes or finding another way to satisfy our obligations to repurchase the Subordinated Notes. While

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
management is working towards reaching agreement with the senior credit facility lenders and the holders of the Subordinated Notes or obtaining alternative financing, acceptable terms of such agreements or financing may not be available which will impact our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
Historically, we have experienced, and expect to continue to experience, variability in our quarterly results. The condensed consolidated statement of operations for the three months ended August 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year.
Note 3 — Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was effective for us at the beginning of fiscal year 2009. The adoption had no impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations by requiring, among other changes, an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions; acquisition costs to be generally expensed as incurred; and noncontrolling interests (formerly known as “minority interests”) to be valued at fair value at the acquisition date. SFAS No. 141R also contains certain additional disclosure requirements and will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect SFAS No. 141R to have an effect on accounting for business combinations once adopted but the effect on us is dependent upon whether we enter into any acquisitions.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards that require: the ownership interests in subsidiaries held by parties other than the parent be clearly identified and presented on the balance sheet within equity but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the income statement; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently as equity transactions; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value; and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141R, earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to significantly impact our financial position, results of operations or cash flows.
Note 4 — Inventory
Inventory consisted of the following at August 31, 2008 and May 31, 2008 (in thousands):

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	August 31, 2008	May 31, 2008
Homes under construction and finished homes	$105,169	$107,576
Finished lots	51,878	59,809
Land under development	28,062	34,461
Land held for future development	18,797	17,961
Land held for sale	5,683	6,223

	$209,589	$226,030

Finished inventories and land held for sale are stated at the lower of accumulated cost or fair value less costs to sell. Homebuilding projects and land held for development and construction are stated at cost unless facts and circumstances indicate that such cost would not be recovered from the undiscounted cash flows generated by future dispositions, after considering estimated future cash flows associated with all future expenditures to develop the assets, including interest payments that will be capitalized as part of the cost of the asset. In this instance, such inventories are written down to estimated fair value, which is determined based on management’s estimate of future cash flows that would be considered by an unrelated buyer in determining the fair value of the asset. Due to uncertainties in the estimation process, it is possible that actual results could differ from the estimated amounts.
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
When a home is closed, we generally have not yet paid and recorded all incurred costs necessary to complete the home. Each month, we record as a liability and a charge to cost of sales the amount we estimate will ultimately be paid related to completed homes that have been closed as of the end of that month.
We compare home construction budgets to actual recorded costs to estimate the additional costs remaining to be paid on each closed home. We monitor the accuracy of each month’s accrual by comparing actual costs paid on closed homes in subsequent months to the amount accrued. Although actual costs to be paid on closed homes in the future could differ from the current estimate, this method has historically produced consistently accurate estimates of actual costs to complete closed homes.
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
In order for management to assess the fair value of a community, certain assumptions must be made which are highly subjective and susceptible to change. We evaluate, among other things, the actual gross margins for homes closed and the gross margins for homes sold in backlog (representing the number or value of sales orders that have not yet closed, net of cancellations). This evaluation also includes critical assumptions with respect to future home sales prices, cost of sales, including levels of sales incentives, the monthly rate of sale, discount rates, profit margins, and potential buyers, which are critical in determining the fair value of a community. If events and circumstances indicate that the carrying value of a community is not expected to be recoverable, then the community

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
is written down to its estimated fair value. Given the historical variability in the homebuilding industry cycle, we are of the view that the valuation of homebuilding inventories is sensitive to changes in economic conditions, such as interest rates, the availability of credit and unemployment levels. Changes in these economic conditions could materially affect the projected home sales price, the level of sales incentives, the costs to develop land and construct homes and the monthly rate of sale. Because of these potential changes in economic and market conditions in conjunction with the assumptions and estimates required of management in valuing homebuilding inventory, actual results could differ materially from management’s assumptions and may require material inventory impairments to be recorded in the future.
In accordance with SFAS No. 144, valuation adjustments are recorded when events or circumstances indicate that the recorded asset is not recoverable from estimated future cash flows and the fair value, less costs to sell, is less than the carrying value. The impairments recorded during the three months ended August 31, 2008 and 2007 by reportable segment are as follows (in thousands):

	Three Months Ended August 31,
	2008	2007

East	$8,294	$1,527
West	4,511	12,014

	$12,805	$13,541

Deposits paid related to land option purchase agreements and contracts to purchase land are capitalized when paid and classified as other assets until the related land is acquired. The deposits are then transferred to inventory at the time the land is acquired. Deposits are charged to expense if the land acquisition is no longer considered probable. If we intend to terminate an option contract, we record a charge to earnings, in the period such a decision is made, the deposit amount and related pre-acquisition costs associated with the option contract. During the three months ended August 31, 2008 and also during the three months ended August 31, 2007, we expensed $0.3 million of deposits related to terminated option contracts. The expense associated with the terminated option contracts is not included in the valuation adjustments on finished homes and land held for sale as detailed above; rather this expense is included as a component of cost of sales.
We have historically capitalized the interest incurred on both the Subordinated Notes as well as the senior credit facility since our qualifying assets exceeded our debt obligations. However, during the three months ended August 31, 2008, qualifying assets were less than our debt obligations, requiring interest incurred during the period to be directly expensed. Interest directly expensed during the three months ended August 31, 2008 was approximately $1.3 million. The following table summarizes (in thousands) interest costs incurred, capitalized and charged to expense during the periods indicated:

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended August 31,
	2008	2007

Capitalized interest, beginning of period	$11,612	$16,063
Interest incurred	3,870	4,551
Interest amortized to cost of sales	(809)	(2,393)
Interest included in impairment	(1,152)	—
Interest charged to general and administrative expenses	(1,254)	—

Capitalized interest, end of period	$12,267	$18,221

Note 5 — Consolidated Land Inventory Not Owned
In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we will provide a deposit to the seller as consideration for the right, but not the obligation, to purchase land at different times in the future, usually at predetermined prices. Under FIN 46R, if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us.
In applying the provisions of FIN 46R, we evaluated all land option agreements and determined that we have three lot purchase contracts with certain related parties to acquire 651 finished lots at an aggregate price of approximately $34.2 million, which have created variable interests and of which 116 finished lots remain to be acquired for an aggregate price of $5.6 million. In addition, we provided various specific performance guarantees under one of the option purchase contracts, which were deemed the equivalent of providing subordinated financial support to the entity. All of the specific performance requirements have been met. While we own no equity interest in the entities, we must consolidate these entities pursuant to FIN 46R. The consolidation of these variable interest entities added $1.4 million, $1.2 million and $0.4 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively, to our balance sheet at August 31, 2008. With respect to our balance sheet at May 31, 2008, the consolidation of these variable interest entities added $5.0 million, $4.3 million and $0.4 million in real estate not owned, liabilities related to real estate not owned, and minority interests in real estate not owned, respectively.
Land option agreements that did not require consolidation under FIN 46R at August 31, 2008 and May 31, 2008, had an aggregate purchase price of $43.8 million and $41.5 million, respectively. In connection with these agreements, we had deposits of $2.0 million and $2.3 million, included in other assets at August 31, 2008 and May 31, 2008, respectively. There were no specific performance requirements with respect to these option agreements.
Note 6 — Investments in Unconsolidated Entities
We enter into land development joint ventures from time to time as a means of accessing larger parcels of land and lot positions, managing our risk profile and leveraging our capital base. At August 31, 2008 and May 31, 2008, we had equity investments of 50% or less and did not have a controlling interest in these unconsolidated entities. Our partners are generally unrelated homebuilders, land developers or other real estate entities. These unconsolidated entities follow GAAP, and the partners generally share profits and losses in accordance with their ownership interests. We account for our interest in these entities under the equity method.
Our equity partners and/or us will sometimes enter into option purchase agreements that permit our equity partners and/or us to purchase finished lots held by the unconsolidated entity. Option prices are generally negotiated prices

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
that approximate fair value when the option contract is signed. Our share of the entity’s earnings is deferred until homes related to the lots purchased are delivered and title passes to a homebuyer.
The land development entities with unrelated parties typically obtain secured acquisition and development financing. As of August 31, 2008, we had entered into lot option purchase agreements with three unconsolidated entities for the purchase of 887 lots, of which 445 remain to be purchased with an aggregate remaining purchase price of $16.9 million. These unconsolidated entities had borrowings outstanding totaling $8.5 million and $9.1 million at August 31, 2008 and May 31, 2008, respectively. In some instances, the entity partners have provided varying levels of guarantees of debt of the unconsolidated entities. These repayment guarantees require us to repay our share of the debt of unconsolidated entities in the event the entity defaults on its obligations under the borrowings. We had repayment guarantees of $2.8 million and $3.0 million at August 31, 2008 and May 31, 2008, respectively.
Our investments in Ashton Woods Mortgage and certain title service entities are also accounted for under the equity method, as we do not have a controlling interest in these entities. Under the equity method, our share of the unconsolidated entities’ earnings or loss is recognized as incurred.
Note 7 — Notes Payable
Notes payable at August 31, 2008 and May 31, 2008 consisted of the following (in thousands):

	August 31, 2008	May 31, 2008

9.5% Senior Subordinated Notes due 2015	$125,000	$125,000
Senior credit facility	31,839	22,838
Secured Note	—	1,535
Other note payable	549	—

	$157,388	$149,373

Senior Credit Facility
Defaults
As more fully discussed in Note 2 and in our Annual Report on Form 10-K, we received a notice of default from the lenders of our senior credit facility on August 21, 2008, due to our non-compliance, as of May 31, 2008, with certain covenants of this facility. As described below, we were again in default of those covenants at August 31, 2008 and were also in default of certain other covenants. Management is currently in the process of negotiating amendments to the facility.
Original facility and amendments
The senior credit facility, originally entered into in December 2005, initially provided for up to $300.0 million of borrowings, subject to a borrowing base, and for the issuance of up to $50.0 million in letters of credit. The facility was amended at various intervals during 2007. These amendments all related to changing industry conditions and the related impact on our financial condition. At the time we negotiated the amendments, we were in compliance with the senior credit facility, but requested modifications to reduce the likelihood of noncompliance in case industry conditions continued to decline. As of August 31, 2008 and May 31, 2008, the aggregate commitment under the senior credit facility was $250 million and the maturity date of the senior credit facility was January 19, 2011.

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Collateral
Our obligations under the senior credit facility are guaranteed by all of our subsidiaries and all of the holders of our membership interests. These obligations are not currently secured by our assets. However, we may be required to secure these obligations in order to reach an agreement with the lenders regarding the current defaults under the facility.
Interest rates
Borrowings under the senior credit facility bear daily interest at rates based upon the London Interbank Offer Rate (LIBOR) plus a spread based upon our interest coverage ratio and ratio of consolidated total liabilities to adjusted net worth (or leverage ratio). In addition to the stated interest rates, the credit facility requires us to pay certain fees. The interest rate of the facility at August 31, 2008 and May 31, 2008, was approximately 4.61% and 4.33%, respectively.
Covenants
The senior credit facility contains a number of customary financial and operating covenants, including covenants requiring us to maintain a minimum consolidated tangible net worth; limiting the principal amount of our secured debt to $50 million at any given time; limiting the net book value of our unimproved entitled land, land under development and finished lots to 150.0% of our adjusted tangible net worth; limiting the aggregate distributions by us and our subsidiaries in any fiscal year; restricting our ability to incur additional indebtedness; and restricting our ability to engage in mergers and consolidations and our ability to sell all or substantially all of our assets. As more fully discussed below, the senior credit facility also contains covenants requiring us to maintain a certain ratio of consolidated total liabilities to adjusted net worth and to maintain a certain interest coverage ratio.
We believe that the interest coverage ratio and the minimum tangible net worth requirement are among our most restrictive covenants under the senior credit facility. The credit facility requires that we maintain an interest coverage ratio of at least 2.00 to 1.00, but permits the ratio to fall below this level so long as the number of fiscal quarters in which it is less than 1.50 to 1.00 does not exceed eight and the number of fiscal quarters in which it is less than .50 to 1.00 does not exceed four. Further, if our interest coverage ratio falls below 2.00 to 1.00, our leverage ratio becomes more restrictive. Specifically, if the interest coverage ratio is as depicted in the first column of the table below, then the leverage ratio must not exceed the ratio in the second column:

If Interest	Then Leverage
Coverage Ratio	Ratio must be < or =
> or = 2.00 to 1.00	2.00 to 1.00
> 1.5 to 1.00 but < 2.00 to 1.00	1.75 to 1.00
> 1.00 to 1.00 but < 1.50 to 1.00	1.50 to 1.00
> 0.50 to 1.00 but < 1.00 to 1.00	1.25 to 1.00
< 0.50 to 1.00	1.00 to 1.00
At August 31, 2008 and May 31, 2008, our interest coverage ratio was 0.37 and 1.41, respectively, which required us to maintain a leverage ratio of less than or equal to 1:1 and 1.5:1, respectively. Our actual leverage ratio as of August 31, 2008 and May 31, 2008 was 2.81:1 and 1.97:1, respectively.

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Pursuant to the land inventory covenant of our senior credit facility, we are also required to maintain our land inventory at no more than 150% of adjusted tangible net worth, as defined in the senior credit facility. Land inventory means the net book value of unimproved land, lots under development and finished lots. At August 31, 2008 and May 31, 2008, the respective land inventory was 176.9% and 149.5% of the adjusted tangible net worth as defined in the senior credit facility.
We are also required to maintain tangible net worth of at least $110 million plus 50% of consolidated earnings for each quarter after November 30, 2007 (excluding any quarter in which consolidated earnings are less than zero) plus 50% of net proceeds of any capital stock or other equity interests issued after November 30, 2007. Our tangible net worth at August 31, 2008 was $43.7 million and at May 31, 2008 was $58.7 million.
In addition, our unimproved land should not exceed 25% of adjusted tangible net worth, as defined in the senior credit facility (the “unimproved land ratio”). As of August 31, 2008, our unimproved land was 31.8% of that adjusted net worth amount.
Accordingly, as of August 31, 2008, we were in default of the leverage ratio, the land inventory ratio, the tangible net worth ratio and the unimproved land ratio covenants of the senior credit facility. As of May 31, 2008, we were in default of the tangible net worth and leverage ratio covenants of our senior credit facility.
Notice of default
On August 21, 2008, we received a notice of default from the lenders under the senior credit facility, which prohibits us from paying interest on or purchasing the Subordinated Notes during the existence of the default. As of October 19, 2008, we had not received a notice of default with respect to the defaults existing as of August 31, 2008. The notice of default regarding the defaults at May 31, 2008, also indicated that the lenders have no obligation to fund borrowings under the senior credit facility while the default is outstanding. We had 30 days from the date of notice to cure the defaults identified but were not able to cure these defaults within the 30-day period. If the defaults are not waived and the facility is not amended to address the defaults, the lenders have the right to accelerate the maturity of all amounts outstanding under the senior credit facility. As of October 19, 2008, the lenders had not accelerated the maturity date of the senior credit facility. We are in the process of negotiating amendments to our senior credit facility to address the defaults and to provide for less restrictive covenants going forward during the period of the market downturn. However, we may not be able to agree upon an amendment with acceptable terms or at all.
If we are unable to reach a satisfactory agreement with our lenders regarding an amendment to address the existing defaults, or we fail to meet our covenants in the future and are unable to amend the facility, secure a waiver of the default from the lenders or otherwise cure the default, the lenders have the right to cease lending under the facility and to accelerate our outstanding indebtedness. Any acceleration of the credit facility indebtedness would also constitute a default under the Subordinated Notes discussed below, which would require waiver or could also result in acceleration of that debt. In such circumstance, we would be required to seek other sources of liquidity to fund our operations and to repay outstanding amounts under the credit facility unless an amendment or waiver could be secured from the holders of the Notes.
Availability
Borrowings under the senior credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior credit facility. At August 31, 2008, we had $31.8 million in outstanding borrowings and $14.5 million outstanding under letters of credit and surety bonds. At May 31, 2008, the first date of default under the senior credit facility, we had $22.8 million in outstanding borrowings and $17.6 million outstanding under letters of credit and surety bonds. Under the borrowing base test, borrowings under the senior credit facility at August 31, 2008 and May 31, 2008, were limited to $113.7 million and $159.3 million, respectively. However, since the lenders indicated in their notice of default that they have no obligation to fund borrowings under the senior credit facility while the default is outstanding, any borrowing subsequent to

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
August 21, 2008, is at the lender’s discretion and is subject to the outcome of the negotiations with the lenders under the senior credit facility.
The Subordinated Notes.
Potential default
As more fully discussed below, our tangible net worth was $43.7 million and $58.7 million at August 31, 2008 and May 31, 2008, respectively. Since our tangible net worth was below the $60 million threshold required by the Subordinated Notes for two consecutive quarters, we are required by the indenture governing the Subordinated Notes to offer to repurchase 10% of the outstanding Subordinated Notes. However, this is currently prohibited by the senior credit facility.
Interest and interest default
Interest on the Subordinated Notes is payable semiannually on October 1st and April 1st of each year. We did not make the interest payment of $5.9 million due to the holders of the Subordinated Notes on October 1, 2008 since we are prohibited from doing so under the senior credit facility. The failure to make the interest payment is a violation under the Subordinated Notes indenture and if not cured within 30 days of October 1, 2008, will become an event of default giving the holders of the Subordinated Notes the right to require repayment of the Subordinated Notes in full.
Option to redeem
We may redeem the Subordinated Notes, in whole or in part, at any time on or after October 1, 2010, at a redemption price equal to 100% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, under the indenture governing the Subordinated Notes, we had the option to redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.5% of the principal amount, plus accrued and unpaid interest. However, this option expired on October 1, 2008.
Guarantees and Subordination
The Subordinated Notes are unsecured and subordinated in right of payment to all of our existing and future senior debt, including borrowings under our senior credit facility. All of our existing subsidiaries, other than the co-issuer, fully and unconditionally guaranteed, jointly and severally, the Subordinated Notes on a senior subordinated basis. Each of the subsidiary guarantors is 100% owned by us. Future direct and indirect U.S. subsidiaries, excluding subsidiaries that are designated unrestricted subsidiaries in accordance with the indenture, will be required to guarantee the Subordinated Notes on a full and unconditional basis, jointly and severally with the other subsidiary guarantors. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the guarantors, which includes their guarantees of our senior credit facility. We have no independent operations or assets apart from our investments in our subsidiaries. There is no active market for the Subordinated Notes, although trades do occur from time to time at various prices.
Covenants
As more fully discussed in our Annual Report on Form 10-K, the indenture governing the Subordinated Notes contains a number of covenants. We believe that our most restrictive covenant under the Subordinated Notes is the minimum tangible net worth covenant, which requires us to make an offer to purchase 10% of the outstanding Subordinated Notes at 100% of the principal amount of the Subordinated Notes plus accrued interest, if tangible net worth falls below $60 million for a period of two consecutive quarters. As of August 31, 2008 and May 31, 2008, our tangible net worth was $43.7 million and $58.7 million, respectively and accordingly, we are required to offer to repurchase 10% of the outstanding Subordinated Notes, which is currently prohibited by the senior credit facility. If we do not repurchase the Subordinated Notes when required, this would constitute an event of default under the

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
indenture governing the Subordinated Notes, giving the holders the right to require repayment of the Subordinated Notes in full. We are also currently prohibited from making interest payments on the Subordinated Notes as a result of our default under the senior credit facility. As indicated above, if our failure to pay interest on October 1, 2008 on the Subordinated Notes is not cured within 30 days, an event of default will occur. Either event of default under the Subordinated Notes would constitute an event of default under the senior credit facility. If we are unable to negotiate a waiver or amendment of the terms of the Subordinated Notes, secure a waiver of the defaults from the holders or otherwise cure the defaults, we would be required to seek other sources of liquidity to fund our operations and to repay outstanding amounts under the Subordinated Notes and the senior credit facility. Such additional resources could include the issuance of additional equity to our existing members or the admission of new members or the issuance of new debt instruments. Given the current issues faced by our industry, including the current fair value of our outstanding debt instruments, we may not be able to raise capital when needed on terms that are acceptable to us, or at all.
Further, under the restricted payments test of the indenture governing the Subordinated Notes, we will not be able to make additional restricted payments until such time as we have increased consolidated net income. The restricted payments test limits our ability to make restricted payments, defined by the indenture covering the Subordinated Notes to include dividends or other distributions on our outstanding equity interests, the redemption of our outstanding equity interests, investments in other entities whether in the form of debt or equity (unless considered a permitted investment under the indenture) and certain payments prior to scheduled maturity or any scheduled repayment date with respect to indebtedness that is subordinated by its terms to the Subordinated Notes. The amount of such restricted payments is limited to an aggregate amount that does not exceed $5 million, plus 50% of consolidated net income (as defined in the indenture) for the period beginning June 1, 2005 to and including the last day of the fiscal quarter ended immediately prior to the calculation date, plus 100% of aggregate net cash proceeds or the fair market value of assets received by us as contributions to common equity or from the sale of equity interests qualified under the indenture, plus additional amounts related to the conversion or exchange of indebtedness for certain equity interests or upon the redesignation of an unrestricted subsidiary as restricted under the indenture. However, the indenture provides that if consolidated net income for the measurement period starting June 1, 2005 is a deficit, 100% of the aggregate deficit will be subtracted in the above formula. In addition to having funds available under the restricted payments test, in order to make a restricted payment, we must also be able to incur $1.00 of additional indebtedness under the indebtedness incurrence ratio test set forth in the indenture and not otherwise be in default under the indenture. Based on the restricted payments calculation at August 31, 2008, in order to make additional payments under the restricted payments test, we would need to achieve consolidated net income exceeding $53.2 million in the aggregate and cure all existing defaults. The amount of any future restricted payments will depend on the amount by which aggregate consolidated net income in the future exceeds such minimum amount. However, because the types of payments that are restricted by this test generally relate to voluntary payments by us to our equity owners or investments in new businesses, the inability to make restricted payments at this time does not impact our ability to conduct operations in the ordinary course. Our ability to expand our business through acquisition or investment in other businesses may, however, be limited. In addition to the above restrictions, there are certain exceptions to the restricted payments limitations, including a provision that allows the continued payment of dividends to our equity owners to satisfy their tax obligations. As a result of the default, we are currently prohibited by the lenders under the senior credit facility from making any payments to our owners. We intend to continue to make such tax payments to our owners when permitted under the senior credit facility.
Note 8 — Accounts payable and accruals
Accounts payable and accruals at August 31, 2008 and May 31, 2008 consisted of the following (in thousands):

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	August 31, 2008	May 31, 2008
Accounts payable and accruals — trade	$25,119	$23,953
Interest accrued	5,209	2,178
Legal and professional fees	1,696	1,660
Salaries, wages and fringe benefits	3,172	5,163
Warranty accruals	6,323	6,202
Other	2,008	2,684

	$43,527	$41,840

Warranty accruals
Warranty accruals are included in accounts payable and accruals in the table above. We provide homebuyers with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems and one year of coverage for workmanship and materials. We have insurance to cover our exposure under our two and ten-year warranty programs. Warranty liabilities for our one-year warranties are initially established on a per home basis by charging cost of sales and crediting a warranty liability for each home delivered to cover expected costs of materials and labor during the warranty period. The amounts accrued are based on management’s estimate of expected warranty-related costs under all unexpired one-year warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. Summarized below is the respective activity in the warranty accrual for the three months ended August 31, 2008 and for the three months ended August 31, 2007 (in thousands):

	Three Months Ended August 31,
	2008	2007
Warranty liability, beginning of period	$6,202	$6,384
Costs accrued during period	870	1,120
Incurred costs during period	(749)	(1,241)

Warranty liability, end of period	$6,323	$6,263

Note 9 — Transactions with Related Parties
A services agreement with a related party provides us with a license as well as development and support for our computer systems along with certain administrative services. We pay $600 per home closing quarterly, in arrears, for these services. During each of the three months ended August 31, 2008 and the three months ended August 31, 2007, we incurred $0.2 million under this service agreement.
We have also entered into option purchase agreements for the acquisition and development of land and lots for use in our homebuilding operations with certain related parties. These entities are considered variable interest entities pursuant to FIN 46R. As a result, we have consolidated these entities. As of August 31, 2008, we had 116 finished lots under contract to be purchased from these related parties, representing $5.6 million in purchase price.
Note 10 — Financial instruments
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.
SFAS No. 157, as originally issued, was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”) was issued, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Pursuant to this later guidance, we implemented SFAS No. 157 effective June 1, 2008 only with respect to financial instruments and will be required to implement the remainder of SFAS No. 157 effective June 1, 2009.
Pursuant to SFAS No. 157, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 also establishes priorities for the inputs used by establishing a three-tier hierarchy. The hierarchies are as follows:
•	Level 1 — quoted prices in active markets for identical assets or liabilities;

•	Level 2 — inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly;

•	Level 3 — unobservable inputs for the asset or liability, which shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date, thus requiring an entity to develop its own assumptions.
SFAS No. 157 also requires the use of valuation techniques that are consistent with the following approaches:
•	The market approach — uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business);

•	The income approach — uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted);

•	The cost approach — is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).
The fair values of our financial instruments are based on quoted market prices, where available, or are estimated. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature, involve matters of judgment and therefore, cannot be determined with precision. Estimated fair values are significantly affected by the assumptions used.

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The partial adoption of SFAS No. 157 did not impact us significantly. Full adoption will result in additional disclosures regarding assets and liabilities measured at fair value, but we do not expect that full adoption will significantly affect our financial condition, results of operations or cash flows.
Note 11 — Contingencies
We are involved in lawsuits and other contingencies in the ordinary course of business. Management believes that, while the ultimate outcome of the contingencies cannot be predicted with certainty, the ultimate liability, if any, will not have a material adverse effect on our financial condition, results of operations or cash flows.
In the normal course of business, we provide standby letters of credit and surety bonds to third parties to secure performance under various contracts. As of August 31, 2008 and May 31, 2008, we had letters of credit and surety bonds outstanding of $14.5 million and $17.6 million, respectively.
Note 12 — Provision for income taxes
We operate as a limited liability company. Accordingly, we incur no liability for federal or state income taxes, as these taxes are passed through to the members.
Note 13 — Information on business segments
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers (“CODMs”) as the Chief Executive Officer and the Chief Financial Officer.
We have identified each homebuilding market as an operating segment in accordance with SFAS No. 131. The operations of our homebuilding segments primarily include the sale and construction of single-family attached and detached homes, and to a lesser extent, condominiums, as well as the purchase, development and sale of residential land directly and through our unconsolidated entities. Our operating segments have been aggregated into the reportable segments noted below because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes.
Our homebuilding reportable segments are as follows:
     (1) East (Atlanta, Orlando and Tampa markets)
     (2) West (Dallas, Houston, Phoenix and Denver markets)
Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” of the consolidated financial statements included in our Annual Report on Form 10-K. Except for the allocation of certain corporate overhead such as interest and certain depreciation on corporate assets, the costs of operating each segment as well as the assets owned are primarily maintained and recorded directly within the respective segment. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
Total revenue, gross (loss) profit and net (loss) income for each of our reportable segments for the three months ended August 31, 2008 and 2007 were as follows (in thousands):

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended August 31,
	2008	2007
Total Revenues
Homebuilding
East	$29,766	$43,062
West	48,394	54,410

Total Homebuilding	78,160	97,472
Corporate	95	31

Consolidated revenues	$78,255	$97,503

Gross (Loss) Profit
East	$(3,356)	$8,276
West	3,015	(2,625)

Total Homebuilding	(341)	5,651
Corporate	96	31

Consolidated (loss) profit	$(245)	$5,682

Net (Loss) Income
East	$(9,440)	$244
West	(5,631)	(11,764)

Total Homebuilding	(15,071)	(11,520)
Corporate	103	905

Consolidated net loss	$(14,968)	$(10,615)

Assets by reportable segments as of August 31, 2008 and May 31, 2008 were as follows (in thousands):

	August 31, 2008	May 31, 2008
Assets
Homebuilding
East	$98,885	$103,578
West	130,660	148,071

Total Homebuilding	229,545	251,649
Corporate (1)	22,450	8,448

Consolidated assets	$251,995	$260,097

(1)	Consists of cash from the housing divisions, deferred debt issuance costs and other corporate assets not allocated to segments.
Additions to property and equipment for each of our reportable segments for the three months ended August 31, 2008 and 2007 were as follows (in thousands):

ASHTON WOODS USA L.L.C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended August 31,
	2008	2007
Additions to Property and Equipment
Homebuilding East	$112	$497
West	520	1,229

Total Homebuilding	632	1,726
Corporate	15	—

Consolidated additions to property and equipment	$647	$1,726

Home sales revenue by product for the three months ended August 31, 2008 and May 31, 2008 were as follows (in thousands):

	Three Months Ended August 31,
	2008	2007
Home Sales Revenue
Product:
Single family homes	$62,516	$81,156
Townhomes	13,255	11,715
Stacked flat condominums	2,336	4,539

Total home sales revenue	$78,107	$97,410

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the condensed consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form 10-K. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. In the text below, financial statement amounts have been rounded, but the percentage changes have been based on the complete numbers presented in the financial statements. At times, we will refer to the three months ended August 31, 2008 and the three months ended August 31, 2007 as the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008, respectively.
EXECUTIVE OVERVIEW
We design, build and market high-quality single-family detached homes, townhomes and stacked-flat condominiums under the Ashton Woods Homes brand name and currently operate in Atlanta, Dallas, Houston, Orlando, Phoenix, Denver and Tampa. We have been in operation for over 15 years and serve a broad customer base including first-time buyers and first- and second-time move-up buyers. We focus on achieving the highest standards in design, quality and customer satisfaction.
Our revenues are primarily generated from designing, building and marketing single-family detached homes, townhomes, and stacked-flat condominiums in the five states and seven markets which we currently serve. We also acquire and develop land for use in our homebuilding operations and for sale to others. From time to time, we elect to sell parcels of land or finished lots that do not fit with our home development program. Parcels of land or finished lots may be deemed not to fit within our home development program for a variety of reasons, including, when a specific parcel contains a greater supply of lots than deemed appropriate for the particular development or specific lots are designed for a housing product that is not within our business plan for that area, such as custom built homes or homes that are not within the size specifications for the particular development. These land sales are incidental to our business of building and selling homes and have fluctuated significantly in the past. We anticipate continuing to sell parcels of land and finished lots in the future when circumstances warrant; however, we expect that the significance of land sales revenue will fluctuate from quarter to quarter.
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
During the first quarter of fiscal year 2009, the protracted downturn in the homebuilding industry continued to impact us with a decline in the demand for new homes exacerbated by the significant decline in the availability of mortgage credit. The mortgage credit crunch continued to negatively impact the already high level of new and resale inventory available for sale in the marketplace and has driven consumer confidence lower. The over supply of new and used homes for sale as compared to the demand for housing by potential homebuyers has continued and we believe that the continued high level of new and resale inventory available for sale in the market, the reduced level of consumer confidence and higher mortgage interest rates coupled with tightened mortgage lending standards will continue to negatively impact the demand for new homes for the foreseeable future.

As more fully discussed in the Liquidity and Capital Resources section below and Notes 2 and 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q:
•	we received a notice of default from our lenders on August 21, 2008 as a result of our non-compliance, as of May 31, 2008, with certain financial covenants of our senior credit facility. As a result of this default, we are prohibited from paying interest on or purchasing the Subordinated Notes during the existence of the default and borrowings under the senior credit facility are available only at the discretion of the lenders;

•	as of August 31, 2008, our tangible net worth remained below the level required by the indenture governing the Subordinated Notes for two consecutive quarters, triggering the requirement for us to offer to repurchase 10% of the outstanding Subordinated Notes, which is currently prohibited by the senior credit facility; and

•	we did not make the interest payment of $5.9 million due to the holders of the Subordinated Notes on October 1, 2008 since we are prohibited from doing so under the senior credit facility, which constitutes a default under the indenture governing the Subordinated Notes, which if not cured 30 days from October 1, 2008, will result in an event of default giving the holders of the Subordinated Notes the right to require payment in full.
We are currently in the process of preparing a plan to address these liquidity and capital resources issues to allow us to continue as a going concern. Agreeing upon an amendment with the lenders of the senior credit facility and reaching a mutually satisfactory agreement with the holders of the Subordinated Notes are important elements of this plan. Our consolidated financial statements as of and for the three months ended August 31, 2008 are prepared assuming that we will continue as going concern. As a result, the consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of asset carrying amounts or the amount or reclassification of liabilities that might result should we be unable to continue as a going concern.
In response to the market downturn, we have shifted our business strategy to a focus on strengthening our financial condition, improving the quality of our balance sheet and maintaining a conservative land position and leverage. We continue to be committed to maintaining conservative inventory levels through the strict control of speculative inventory and curtailment of land acquisition activities and have focused our efforts on generating net new home sales through the continued use of sales incentives and an increase in our advertising efforts. As of August 31, 2008, we had 185 homes at various stages of completion. We did not have a sales contract for these homes and refer to these homes as “spec homes.” Of the 185 homes, 59 were completed. At May 31, 2008, we had 156 spec homes at various stages of completion, of which 67 were completed. Our land supply portfolio at August 31, 2008, is below our historical four-year supply target. Due to our desire to maintain a conservative balance sheet, we have tightened our underwriting guidelines for new land acquisitions. As of August 31, 2008 and based on the last twelve month’s (“LTM”) closings, our supply of land controlled for use in our homebuilding operations was 3.0 years, consisting of a 2.1 year supply of owned land and a 0.9 year supply of land controlled through option contracts. We will continue to evaluate our land supply in relation to the overall health of the homebuilding environment and will continue to closely monitor our land acquisition activities. As a result, we may adjust our land supply in the future.
Also in response to the market downturn, we have made significant adjustments in our operations including, among other things, reductions in sales and marketing, reduced construction costs, reduced land acquisitions and increased sales incentives, in an effort to mitigate the effects of a prolonged decrease in the demand for new homes, although there can be no assurances that these efforts will be successful. Further deterioration in the homebuilding market may cause additional pressures on sales incentives that may lead to reduced gross margins and additional inventory impairments in the future.
The downturn in the homebuilding industry has resulted in decreases in home closings, net new home orders, revenues and adverse changes in our net income/loss from the record levels achieved in earlier fiscal years.
Our cancellation rates in recent periods have been higher than earlier years. Presented below are certain cancellation rate data between fiscal years 2004 and the first quarter of fiscal year 2009:

First Quarter of Fiscal Year 2009	19%
Fiscal Year 2008	32%
First Quarter of Fiscal Year 2008	37%
Fiscal Year 2007	31%
Fiscal Year 2006	21%
Fiscal Year 2005	14%
Fiscal Year 2004	15%
As shown in the table above, cancellation rates increased significantly during fiscal years 2006 and 2007, compared to cancellation rates during fiscal years 2004 and 2005 and continued at increased levels in fiscal year 2008. The cancellation rate for the first quarter of fiscal year 2009 reflects an improvement but we can provide no assurance that this improvement will be sustained. Continued high cancellation rates resulting from a number of factors, including, increases in the supply of homes available to be purchased, higher mortgage interest rates, increased competition and adverse changes in economic conditions, could continue to negatively impact our home sales revenue and result in lower net income or higher net loss in future reporting periods.
Primarily as a result of the downturn discussed above, revenues decreased to $78.3 million in the first quarter of fiscal year 2009 from $97.5 million in the first quarter of fiscal year 2008. This 19.7% decrease in revenues was directly related to an 18.3% decrease in homes closed, a decrease from 361 homes closed in the first quarter of fiscal year 2008 to 295 homes closed in the first quarter of fiscal year 2009. During the first quarter of fiscal year 2009, we recorded a net loss of $15.0 million compared to a net loss of $10.6 million for the first quarter of fiscal year 2008. Net new home orders rallied for the first quarter of fiscal year 2009 showing an increase from 259 units in the first quarter of fiscal year 2008 to 324 units in the first quarter of fiscal year 2009. Though encouraging, management remains cautious during the current market and can provide no assurance that this increase in net new home orders will be sustained.
There continues to be a general reduction in the demand for new homes and an oversupply of new and used homes available for sale in the marketplace. The ongoing problems in the mortgage lending market and the economy generally have exacerbated the oversupply of new and used homes available for sale. Fewer potential homebuyers have been able to qualify for a mortgage compared to prior years resulting in a smaller pool of homebuyers and a negative impact on the sale of existing homes by our move-up buyers.
Throughout fiscal year 2008 and continuing into fiscal year 2009, we have worked to contain and reduce our costs while we increase the sales incentives offered to homebuyers and increase marketing efforts to stimulate net new home orders and maintain homes in backlog. The sales incentives offered to our homebuyers vary depending upon the particular market and include sales price reductions, reductions in the prices of options for their homes, discounted upgrades, the payment of certain closing costs and other mortgage financing programs. We believe that these incentives contributed to an improvement in our cancellation rate from 37% in the first quarter of fiscal year 2008 to 19% for the first quarter of fiscal year 2009.
During the first quarter of fiscal year 2009, we continued to lower our direct costs through value engineering and aggressive competitive bidding. We also continued to perform the majority of our architectural design work in-house.
SEGMENTS
We have grouped our homebuilding activities into two reportable segments, which we refer to as Homebuilding East and Homebuilding West. At August 31, 2008, our reportable homebuilding segments consisted of homebuilding divisions located in the following areas:
     East: Atlanta, Orlando and Tampa
     West: Dallas, Houston, Phoenix and Denver
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General
The preparation of financial statements in conformity with GAAP requires that we make decisions based upon estimates, assumptions, and factors that we consider relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact both reported amounts and disclosures. Changes in economic conditions or other business circumstances could affect the outcomes of our estimates and assumptions. Accordingly, actual results may differ from those anticipated.
The consolidated financial statements included in our Annual Report on Form 10-K includes:
•	a summary of the significant accounting policies that we follow in the preparation of our consolidated financial statements;

•	related footnotes describing various elements of the financial statements; as well as

•	the assumptions on which specific amounts were determined.
In addition, accounting policies and estimates that we consider critical are discussed in our Annual Report on Form 10-K. We believe that there have been no material changes to our significant accounting policies, including those that we consider critical since the filing of our Annual Report on Form 10-K.
Inventories and Cost of Sales
As more fully discussed in Note 4 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and pursuant to SFAS No. 144, valuation adjustments are recorded on inventories when events or circumstances indicate that the fair value, less costs to sell, is less than the carrying value. We recorded impairment losses of $12.8 million and $13.5 million during the first quarter of fiscal years 2009 and 2008, respectively. Impairment charges for the first quarter of fiscal years 2009 and 2008, by division and reportable segment were as follows (in thousands):

	First Quarter of Fiscal Year
	2009	2008
Atlanta	$1,655	$301
Orlando	6,341	106
Tampa	298	1,120

East	$8,294	$1,527

Dallas	$3,545	$668
Houston	294	90
Phoenix	672	9,742
Denver	—	1,514

West	$4,511	$12,014

Company total	$12,805	$13,541

Impairment charges for the first quarter of fiscal years 2009 and 2008, by inventory category and reportable segments were as follows (in thousands):

	First Quarter of Fiscal Year
	2009	2008
Land and Land Under Development
East	$7,047	$1,088
West	3,502	9,840

Subtotal	$10,549	$10,928

Housing Completed or Under Construction
East	$1,247	$439
West	1,009	2,174

Subtotal	$2,256	$2,613

Subtotal by Segment
East	$8,294	$1,527
West	4,511	12,014

Consolidated Asset Impairments	$12,805	$13,541

Except for the impairment charges recorded during the first quarter of fiscal year 2009, no material changes in our estimates have occurred since the filing of our Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
The following two tables present certain operational and other data as of and for the quarters ended August 31, 2008 and 2007:

	First Quarter of Fiscal Year
	2009	2008
	(in thousands)
Revenues
Home sales	$78,107	$97,410
Other	148	93

	78,255	97,503

Gross (loss) profit
Home sales	(393)	5,589
Other	148	93

	(245)	5,682

Sales and marketing expense	$5,858	$7,390
General and administrative and related party expenses	7,808	7,882
Net loss	(14,968)	(10,615)

	First Quarter of Fiscal Year
	2009	2008
Home gross margin (1)	(0.5%)	5.7%
Net new home orders (units) (2)	324	259
Homes closed (units) (3)	295	361
Average sales price per home closed (in thousands)	$265	$270
Backlog (units) at end of period	500	719
Sales value of backlog (in thousands)	$137,431	$216,141
Impairment charge (in thousands)	$12,805	$13,541
EBITDA (in thousands) (4)	($11,701)	$(6,898)
EBITDA margin (4)	(15.0%)	(7.1%)
Total debt to EBITDA (4)	NA	NA
Total debt to total capitalization	78.3%	54.0%

(1)	Home gross margin is defined as home gross (loss) profit expressed as a percent of home sales revenue. Home gross (loss) profit is defined as revenues from home sales less home cost of sales. Home cost of sales includes the cost of the land, house construction costs, indirect costs of construction, capitalized interest, a reserve for warranty expense, land impairments and closing costs.

(2)	“Net new home orders” is defined as gross sales orders less cancellations.

(3)	A home is included in “homes closed” when title is transferred to the buyer. Revenues and cost of sales for a home are recognized at the date of closing.

(4)	EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding interest, franchise taxes, depreciation and amortization to our net loss/income. EBITDA is not a financial measure under GAAP. Net loss/income and cash flows from operating activities are determined in accordance with GAAP. As a result, EBITDA should not be considered an alternative to net loss/income as an indicator of operating performance, nor an alternative to cash flows from operating activities as a measure of liquidity. Because some analysts and companies may not calculate EBITDA in the same manner as us, the EBITDA information in this report may not be comparable to similar presentations by others.

EBITDA is a measure commonly used in the homebuilding industry and is presented as a useful adjunct to net loss/income and other measurements under GAAP because it is a meaningful measure of a company’s performance, as interest, taxes, depreciation and amortization can vary significantly between companies due in part to differences in structure, accounting policies, tax strategies, levels of indebtedness, capital purchasing practices and interest rates. EBITDA also assists management in evaluating operating performance, and we believe that it is a useful measure for investors to compare us with our competitors.

EBITDA margin is calculated by dividing EBITDA by total revenues.

Total debt to EBITDA equals total debt divided by EBITDA. Since EBITDA is negative for the first quarter of fiscal year 2008 and 2007, this computation is not considered meaningful. EBITDA for the first quarter of fiscal years 2008 and 2007 was adversely affected by impairment charges of $12.8 million and $13.5 million, respectively.

The following (presented in thousands) is a reconciliation of EBITDA to net loss, the most directly comparable GAAP measure:

	First Quarter of Fiscal Year
	2009	2008
Net loss	$(14,968)	$(10,615)
Franchise taxes	10	15
Depreciation and amortization	1,194	1,309
Interest expense in cost of sales	809	2,393
Interest expense included in general and administrative expense	1,254	—

EBITDA	$(11,701)	$(6,898)

First quarter of fiscal year 2009 compared to first quarter of fiscal year 2008
Revenues. Revenues decreased from $97.5 million in the first quarter of fiscal year 2008 to $78.3 million in the first quarter of fiscal year 2009, a decline of $19.2 million or 19.7%. This decline is directly related to an 18.3% decrease in homes closed. Due to the overall decline in the housing industry, the number of homes closed decreased in Atlanta, Orlando, Dallas and Houston, four of the seven markets in which we operate. The decreases in homes closed in these four markets were partially offset by increases in homes closed in the Phoenix and Denver markets. Homes closed in Tampa remained flat. In addition, the average sales price per home closed decreased by $5,000 per home or 1.9% from $270,000 to $265,000. The increase in homes closed in the Denver market was due to that market being relatively new in the first quarter of fiscal year 2008. The Phoenix market experienced a significant increase in homes closed in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. Specifically, during fiscal year 2007, we closed several communities and opened several new communities in Phoenix. As a result, at the end of fiscal year 2007, most of our backlog in the Phoenix market was comprised of homes for which construction had either not yet started or for which construction had just started. During the summer of fiscal year 2008, we experienced significant delays in the construction of a number of these homes due to municipalities changing to new international building codes. This situation was exacerbated by an increase in cancellations in the first two quarters of fiscal year 2008, which caused an increase in the number of completed homes in inventory (spec homes) at the end of fiscal year 2008. As a result, a significant percentage of the homes in the Phoenix backlog at the beginning of the first quarter of fiscal year 2009 were nearing their closing dates, which caused an increase in the number that closed during that quarter.
Asset Impairments. During the first quarter of fiscal year 2009, we evaluated 67 communities (49 active, 18 inactive), of which 15 were identified as impaired resulting in the recording of an asset impairment charge of $12.8 million during the first quarter of fiscal year 2009. The remaining carrying value of the finished homes and land in these communities was $33.7 million at August 31, 2008.
Home Gross Margins. During the first quarter of fiscal year 2009, our home gross margin was 0.5% compared to 5.7% in the first quarter of fiscal year 2008. The decrease in our home gross margin was primarily due to an increase in sales incentives offered in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, as we sought to mitigate the impact on our sales arising from the decline in the housing market. As a percentage of home sale revenues, most of the expense categories included in home cost of sales increased, primarily as a result of the reduced volume and the increased incentives offered to capture sales. The decreased gross margin was also due to the $12.8 million impairment charge recorded during the first quarter of fiscal year 2009, which though lower in absolute dollars than the $13.5 million impairment charge recorded in the first quarter of fiscal year 2008, represents a higher percentage of home sale revenues than the charge recorded in the first quarter of fiscal year 2008. The impairment charge for the first quarter of fiscal year 2009 represented 16.4 % of home sale revenues whereas the charge for the first quarter of fiscal year 2008 represented 13.9% of home sale revenues. Partially offsetting the negative impact on cost of sales of the items mentioned above, were relatively lower land costs as a result of impairment charges recorded in fiscal year 2008 and 2007. The land component of cost of sales was 18.9% of home sale revenues in the first quarter of fiscal year 2009 compared to 20.9% of home sale revenues in the first quarter of fiscal year 2008.

Sales and Marketing Expenses. Sales and marketing expenses, which include sales commissions, advertising, model expenses and other costs, totaled $5.9 million for the first quarter of fiscal year 2009 or 7.5% of revenues, compared to $7.4 million in the first quarter of fiscal year 2008 or 7.6% of revenues. The dollar decrease of $1.5 million, or 20.7%, was primarily due to the decrease in the number of homes closed during the first quarter of fiscal year 2009 and the resulting decrease in sales commissions. Sales and marketing as a percentage of revenues decreased primarily as a result of a shift towards lower cost methods of advertising as well as changes to our sales commission structure.
General, Administrative and Related Party Expenses. General, administrative and related party expenses were relatively flat in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. However, due to the significant fixed cost components inherent in this category of expense, the $7.8 million expense recorded in the first quarter of fiscal year 2009 represented 10.0% of revenues while the expense of $7.9 million recorded in the first quarter of fiscal year 2008 represented 8.1% of revenues.
Net Loss. We recorded a net loss of $15.0 million in the first quarter of fiscal year 2009 compared to $10.6 million in the first quarter of fiscal year 2008, primarily as a result of the 18.3% decrease in homes closed, the increase in sales incentives and the increase in impairment charges as a percentage of revenues. To a lesser extent, the increase in the net loss was also due to the aggregate increase in sales, marketing and general and administrative expenses as a percentage of revenues. The factors contributing to the increase in the net loss were partially offset by relatively lower land costs which, as a percentage of revenues, were lower in the first quarter of fiscal year 2009 than in the first quarter of fiscal year 2008.
Net New Home Orders and Backlog. Gross new home orders decreased 2.9% from 410 homes in the first quarter of fiscal year 2008 to 398 homes in the first quarter of fiscal year 2009. However, because of an improvement in cancellation rates from 36.8% in the first quarter of fiscal year 2008 to 18.6% in the first quarter of fiscal year 2009, net new home orders increased 25.1% by 65 orders from 259 net new home orders in the first quarter of fiscal year 2008 to 324 net new home orders in the first quarter of fiscal year 2009. Increases in net new home orders were recorded in all of our divisions except Houston and Phoenix, where we recorded decreases of only 4 and 3 net new home orders, respectively. The decrease in gross new home orders is primarily due to the increase in the number of homes available for sale in the market and the continued decline in consumer demand for new homes. The improvement in cancellation rates is due to increased incentives offered to home buyers and an increase in the deposit amount that we require from home buyers.
Backlog as of August 31, 2008 was 500 homes, with a sales value of $137.4 million. This represents a decrease in the sales value of backlog of $78.7 million, or 36.4%, from $216.1 million at August 31, 2007. Backlog represents the number or value of sales orders at a point in time that have not yet closed. As supported by the cancellation data provided in the “Executive Overview” above, in earlier years, the cancellation rate on homes ordered in any reporting period was between 15% and 20% of gross new orders recorded in any reporting period, which meant that between 80% and 85% of gross home orders generated in any period were expected to close. However, during fiscal years 2008 and 2007, we experienced cancellation rates of approximately 32% and 31%, respectively. We attribute the increase in cancellations and the slowdown in demand for new homes to increases in housing inventories as a result of a change in consumer confidence and the reduction in the availability of mortgage lending products, resulting in fewer potential homebuyers that can qualify for a mortgage loan. Continued deterioration of these and other homebuilding economic factors resulted in continued and prolonged decreases in demand for new homes. Our cancellation rate for new home orders in fiscal year 2009 was 18.6%, a significant improvement compared to the first quarter of fiscal year 2008 and throughout fiscal years 2008 and 2007. However, we can provide no assurance that this rate will be sustained.
Assuming no significant change in market conditions or mortgage interest rates, we expect between 75% and 85% of the number of units in our backlog at August 31, 2008 will close under existing sales contracts during fiscal year 2009.

HOME BUILDING SEGMENTS
The following tables set forth, by segment and/or division, certain key operating and financial data for our operations as of and for the quarters ended August 31, 2008 and 2007:

	First Quarter of Fiscal Year
	2009	2008
	(In thousands)
Total Revenues
East	$29,766	$43,062
West	48,394	54,410

Total segments	78,160	97,472
Corporate	95	31

Consolidated revenues	$78,255	$97,503

Gross (loss) profit
East	$(3,356)	$8,276
West	3,015	(2,625)

Total segments	(341)	5,651
Corporate	96	31

Consolidated gross (loss) profit	$(245)	$5,682

	First Quarter of Fiscal Year		First Quarter of Fiscal Year
	2009	2008	2009	2008
	Homes closed (units)		Average sales price per home closed
			(In thousands)
Atlanta	52	55	$274	$280
Orlando	40	67	289	326
Tampa	17	17	231	342

East	109	139	273	310

Dallas	46	81	225	219
Houston	43	73	235	223
Phoenix	77	57	298	305
Denver	20	11	246	271

West	186	222	260	245

Company total	295	361	$265	$270

	First Quarter of Fiscal Year		First Quarter of Fiscal Year
	2009	2008	2009	2008
	Net new home orders (units)		Cancellation rates during the period
Atlanta	65	56	15.6%	24.3%
Orlando	56	31	17.6%	26.2%
Tampa	26	17	23.5%	22.7%

East	147	104	17.9%	24.6%

Dallas	67	45	10.7%	41.6%
Houston	55	59	25.7%	39.2%
Phoenix	40	43	23.1%	48.8%
Denver	15	8	16.7%	42.9%

West	177	155	19.2%	43.0%

Company total	324	259	18.6%	36.8%

	First Quarter of Fiscal Year		First Quarter of Fiscal Year
	2009	2008	2009	2008
	Backlog (units) at end of period		Sales value of backlog at end of period
			(In thousands)
Atlanta	101	83	$33,251	$26,786
Orlando	73	90	21,205	36,321
Tampa	48	32	12,688	11,367

East	222	205	67,144	74,474

Dallas	88	176	21,147	40,203
Houston	93	141	23,194	33,243
Phoenix	87	178	23,388	63,105
Denver	10	19	2,558	5,116

West	278	514	70,287	141,667

Company total	500	719	$137,431	$216,141

	First Quarter of Fiscal Year
	2009	2008
	Active communities at end of period
Atlanta	9	8
Orlando	7	6
Tampa	5	3

East	21	17

Dallas	10	11
Houston	11	10
Phoenix	8	8
Denver	1	1

West	30	30

Company total	51	47

First quarter of fiscal year 2009 Compared to first quarter of fiscal year 2008
Homebuilding East
Revenues: Revenues for our Eastern segment were $29.8 million in the first quarter of fiscal year 2009, a decrease of $13.3 million or 30.9% from the $43.1 million recorded in the first quarter of fiscal year 2008. The decrease in revenues in this segment was primarily due to a 21.6% decrease in the number of homes closed in our Eastern segment as well as to an 11.9% decrease in the average sales price of homes closed. We attribute both the decrease in the number of homes closed and the decrease in the average sales price, to the overall decline in the housing industry. All the divisions in this segment recorded decreases in the average sales price of homes closed, particularly our Tampa division which recorded a 32.5% decrease in the average sales price of homes closed. All the divisions in the Eastern segment, except Tampa, recorded decreases in the number of homes closed. The number of homes closed in the Tampa division remained flat.
Gross (loss) profit: We recorded a gross loss of $3.4 million in this segment in the first quarter of fiscal year 2009 compared to a gross profit of $8.3 million in the first quarter of fiscal year 2008. This unfavorable change from a gross profit to a gross loss was primarily a result of the $8.3 million impairment charge recorded in this segment in the first quarter of fiscal year 2009, of which $6.3 million related to the Orlando division. The impairment charge recorded in the first quarter of fiscal year 2008 was $1.5 million. With regard to the impairment charges recorded by this segment for the first quarter of fiscal year 2009, we evaluated 27 communities, of which 7 were identified as impaired. The remaining carrying value of these assets as of August 31, 2008 was approximately $23.0 million. The negative impact of the impairment charges recorded in this segment in the first quarter of fiscal year 2009 was partially offset by relatively lower land costs as a result of impairment charges recorded in fiscal year 2008 and 2007. The land component of cost of sales in this segment was 22.3% of home sale revenues in the first quarter of fiscal year 2009 compared to 25.8% of home sale revenues in the first quarter of fiscal year 2008.
Homebuilding West
Revenues: Revenues for our Western segment were $48.4 million in the first quarter of fiscal year 2009, a decrease of $6.0 million or 11.0% from $54.4 million recorded in the first quarter of fiscal year 2008 to $48.4 million in the first quarter of fiscal year 2009. The decrease in revenues in this segment was primarily due to a 16.2% decrease in the number of homes closed in this segment, primarily as a result of the overall decline in the housing industry discussed above. The number of homes closed in this segment was negatively affected by a 43.2% and 41.1% decline in home closings in the Dallas and Houston markets, respectively, but was positively impacted by increases in the Phoenix and Denver markets. The Phoenix market recorded an increase of 35.1% in home closings in the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008. The factors causing this increase are discussed above. We only entered the Denver market in fiscal year 2008 and as a result recorded an 81.8% increase in home closings in that market in the first quarter of fiscal year 2009 over the first quarter of fiscal year 2008. The impact of the decrease in home closings was partially offset by a 6.1% increase in the average sales price of homes closed in this segment which benefited from average sales price increases in the Dallas and Houston markets of 2.7% and 5.4%, respectively.
Gross (loss) profit: We recorded a gross profit of $3.0 million in this segment in the first quarter of fiscal year 2009 compared to a gross loss of $2.6 million in the first quarter of fiscal year 2008. This favorable change from a gross loss to a gross profit was primarily a result of the recording of lower impairment charges in this segment in the first quarter of fiscal year 2009 compared to impairment charges recorded during the first quarter of fiscal year 2008, as well as relatively lower land costs as a result of impairment charges recorded in fiscal year 2008 and 2007. The land component of cost of sales in this segment was 16.8% of home sale revenues in the first quarter of fiscal year 2009 compared to 17.0% of home sale revenues in the first quarter of fiscal year 2008. The impairment charge recorded in the first quarter of fiscal year 2009 was $4.5 million compared to $12.0 million recorded in the first quarter of fiscal year 2008. With regard to the impairment charges recorded by this segment for the first quarter of fiscal year

2009, we evaluated 40 communities, of which 8 were identified as impaired. The remaining carrying value of these assets as of August 31, 2008 was approximately $10.7 million.
LIQUIDITY AND CAPITAL RESOURCES (including credit facilities)
Our principal uses of cash are land purchases, lot development and home construction. We fund our operations with cash flows from operating activities and/or borrowings under our senior credit facility. As we utilize our capital resources and liquidity to fund the growth of our operations, we monitor our balance sheet leverage ratios to ensure that we maintain reasonable levels. As more fully discussed in Notes 2 and 7, we are currently in default of certain covenants of our senior credit facility and the interest payment requirements of the Subordinated Notes. One consequence of our default under the senior credit facility is that we are not currently permitted to perform our outstanding repurchase offer obligation regarding the Subordinated Notes. If we are able to negotiate an acceptable resolution to the current defaults under these facilities and are able to remain in compliance in the future, we believe that we will be able to continue to fund our operations and our future cash needs (including debt maturities) through a combination of cash flows from operating activities and our existing senior credit facility. There can be no assurance that we will be able to negotiate such a resolution or remain in compliance in the future. If we are not able to secure an acceptable resolution to the current defaults, we will need to consider available options and remedies, which may include seeking additional financing to repay our outstanding indebtedness and to continue to fund our operations and our future cash needs. To the extent sought, there can be no assurance that we will be able to secure such financing on terms acceptable to us, or at all. Our failure to secure financing when required could have a material adverse effect on our solvency and our ability to continue as a going concern.
As of August 31, 2008, our ratio of total debt to total capitalization was 78.3%, compared to 71.8% as of May 31, 2008. Total debt to total capitalization consists of notes payable divided by total capitalization (notes payable plus members’ equity).
Operating Cash Flow. Operating activities provided $6.8 million in the first quarter of fiscal year 2009 whereas we used $0.7 million in operating activities in the first quarter of fiscal year 2008. The increased inflows were primarily due to a reduction in payments to suppliers as fewer homes were under construction during the quarter. Such factors were partially offset by the overall decline in receipts from home sales.
Investing Cash Flow. During the first quarter of fiscal year 2009, investing activities provided $0.9 million whereas in the first quarter of fiscal year 2008, we used $1.3 million in investing activities. This increased net inflow of $2.2 million was primarily due to the proceeds of $1.5 million received from the sale of certain property and equipment as well as to reduced capital expenditures. During the first quarter of fiscal year 2009, we purchased property and equipment of approximately $0.6 million compared to purchases of $1.7 million in the first quarter of fiscal year 2008. These increased inflows were partially offset by lower return of investments from our joint venture partners. During the first quarter of fiscal year 2009, return of investments from our joint venture partners were negligible, whereas they returned approximately $0.4 million of our investments in the first quarter of fiscal year 2008.
Financing Cash Flow. Financing activities provided $7.9 million in the first quarter of fiscal year 2009 compared to $2.1 million in the first quarter of fiscal year 2008. This increased inflow of funds from financing sources of $5.8 million was due primarily to increased net borrowings (i.e. draw downs from the facility less repayments) from our senior credit facility in the first quarter of fiscal year 2009 than the first quarter of fiscal year 2008. During the first quarter of fiscal year 2009, we borrowed $9.0 million from the facility and repaid $1.5 million. During the first quarter of fiscal year 2008, we borrowed $19.0 million from the facility and repaid $16.5 million.
Senior Credit Facility and Subordinated Notes
As more fully discussed in Notes 2 and 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on August 21, 2008, we received a notice of default from the lenders of our senior credit facility as a result of our non-compliance, as of May 31, 2008, with certain of the financial covenants under our senior credit facility. Specifically, as of May 31, 2008, we were in default of the tangible net worth and leverage ratio covenants of our senior credit facility. As of August 31, 2008, we were in default of the leverage ratio, the land inventory ratio, the tangible net worth ratio and the unimproved land ratio covenants of the senior credit facility. The notice of default on August 21, 2008 indicated that the lenders have no obligation to fund borrowings under the senior credit facility while the default is outstanding. We had 30 days from the date of notice to cure the defaults identified but we did not meet this cure requirement. Therefore, the lenders have the right to accelerate the maturity of all amounts outstanding under the senior credit facility unless we are able to obtain an amendment or waiver of these defaults. As of September 23, 2008, we had $31.8 million in outstanding borrowings and $14.1 million outstanding under letters of credit and surety bonds.
As of both August 31, 2008 and May 31, 2008, our tangible net worth was below the level required by the indenture governing the Subordinated Notes. Because we failed to meet this level for two consecutive quarters, we are required to offer to repurchase 10% of the outstanding Subordinated Notes, which is currently prohibited by the senior credit facility.
Further, the notice of default from the lenders under the senior credit facility prohibits us from paying interest on or purchasing the Subordinated Notes during the existence of the default. As a result, we did not make the interest payment of $5.9 million due to the holders of the Subordinated Notes on October 1, 2008. If this failure to pay interest is not cured within 30 days of October 1, 2008, an event of default will occur under the Subordinated Notes and the holders of the Notes will have the right to require repayment of the Subordinated Notes in full.
We are in the process of preparing a plan to address the current liquidity and capital resources issues, including the default and repurchase requirements under the Subordinated Notes, to allow us to continue as a going concern. Agreeing upon an amendment with the lenders under the senior credit facility to address the current defaults and to establish covenants that will provide us with the needed flexibility during the continued market downturn to continue to fund our obligations and to meet the requirements of the Subordinated Notes is an important element of this plan. We are also currently engaged in identifying alternatives to satisfy the interest and repurchase offer obligations of the Subordinated Notes. These plans could include a range of alternatives, including seeking an amendment or waiver under the senior credit facility and/or from the holders of the Subordinated Notes, issuing a new security in exchange for or to amend or refinance the Subordinated Notes or finding another way to satisfy our obligations under the Subordinated Notes. While management is currently working towards either reaching agreement with the senior credit facility lenders and the holders of the Subordinated Notes or obtaining alternative financing, acceptable terms for such agreements or financing may not be available and, therefore, there are no guarantees of successfully achieving such results. The condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
If our financial condition deteriorates, we may be challenged to meet our covenants, even if revised as discussed above, and we may be required to further modify our debt facilities and assess the viability of other methods of raising equity and/or debt capital. Our goal is to have adequate liquidity during the current market decline and emerge with enough resources to take advantage of opportunities when the market turnaround begins. If we are unable to reach a satisfactory agreement with our lenders regarding an amendment to address the existing defaults, or we fail to meet our covenants in the future and are unable to amend the facility, secure a waiver of the default from the lenders or otherwise cure the default, the lenders will continue to have the right to cease lending under the facility and to accelerate our outstanding indebtedness. Any acceleration of the credit facility indebtedness would also constitute a default under the Subordinated Notes, which would require waiver or could also result in acceleration of that debt. In such circumstance, we would be required to seek other sources of liquidity to fund our operations and to repay outstanding amounts under the credit facility unless an amendment or waiver could be secured from the holders of the Subordinated Notes. Such additional resources could include the issuance of additional equity to our existing members or the admission of new members or the issuance of new debt capital. Under covenants contained in the Subordinated Notes, our ability to bring in new equity participants is limited to a change of ownership of 50% or less and under the senior credit facility to 20% or less, and our ability to incur additional indebtedness is limited by the additional indebtedness covenants of such facilities. If our need for additional funding exceeded the limits of the Subordinated Notes and the senior credit facility, we would have to seek the consent of the holders of the Subordinated Notes and the lenders under the senior credit facility to complete a financing. Given the current issues faced by our industry, including the current fair value of our outstanding debt instruments, if we attempt to raise capital, we may not be able to raise capital on terms that are acceptable to us, or at all. Further, we may not be able to secure the consents needed for such financing on acceptable terms to us, or at all.
Availability
As of August 31, 2008 and May 31, 2008, the aggregate commitment under the senior credit facility was $250 million and the maturity date of the senior credit facility was January 19, 2011. Borrowings under the senior credit facility are limited by the availability of sufficient real estate borrowing base, which is determined regularly throughout the life of the senior credit facility. At August 31, 2008, we had $31.8 million in outstanding borrowings and $14.5 million outstanding under letters of credit and surety bonds. At May 31, 2008, the first date of default under the senior credit facility, we had $22.8 million in outstanding borrowings and $17.6 million outstanding under letters of credit and surety bonds. Under the borrowing base test, borrowings under the senior credit facility at August 31, 2008 and May 31, 2008, were limited to $113.7 million and $159.3 million, respectively. However, since the lenders indicated in their notice of default that they have no obligation to fund borrowings under the senior credit facility while the default is outstanding, any borrowing subsequent to August 21, 2008, is at the lender’s discretion and is subject to the outcome of the negotiations with the lenders under the senior credit facility. If we were not in default of the senior credit facility, available borrowings under the senior credit facility would be $113.7 million at August 31, 2008.
See Notes 2 and 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the status and terms of the senior credit facility and the Subordinated Notes.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL COMMITMENTS
Our primary contractual cash obligations for our operations are payments under our debt agreements, lease payments under operating leases and purchase obligations with specific performance requirements under lot option purchase agreements. These lot option purchase agreements may require us to purchase land contingent upon the land seller meeting certain obligations. Assuming we are able to negotiate an acceptable amendment to amend the current default under the senior credit facility and are able to arrive at a mutually satisfactory agreement with the holders of the Subordinated Notes, we expect to fund our contractual obligations in the ordinary course of business through our operating cash flows and our senior credit facility. As of August 31, 2008, our contractual obligations had not changed materially from those reported in our Annual Report on Form 10-K.
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
As of August 31, 2008, we had fulfilled our obligations under all specific performance agreements and we expect to exercise, subject to market conditions, substantially all of our option contracts without specific performance provisions. Various factors, some which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under the terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as shown in the following table (in thousands):

Fiscal Years Ending
May 31(1)
2009	$24,318
2010	15,213
Thereafter	8,795

$48,326

(1)	The amounts in the table above include cash deposits totaling an aggregate of approximately $2.8 million.
Under FIN 46R, if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against us. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on these entities.
Additionally, we participate in a number of land development entities with equity investments of 50% or less and do not have a controlling interest in these entities. See Note 6 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on these entities.
Cautionary Statements Regarding Forward-looking Information
We make forward-looking statements in this Quarterly Report on Form 10-Q and in certain other documents that we file with the SEC or otherwise make available to the public. This report contains forward-looking statements. Our senior management may also make forward-looking statement to analysts, investors or others. Forward-looking statements represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,’’ “project,’’ “believe,’’ “expect,’’ “anticipate,’’ “intend,’’ “plan,’’ “foresee,’’ “likely,’’ “will,’’ “goal,’’ “target’’ or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this report.
You are cautioned not to place undue reliance on forward-looking statements as they are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this report in sections captioned Executive Overview and Liquidity and Capital Resources. Other factors, risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward-looking statements include but are not limited to:
•	Our ability to continue as a going concern and resolve the outstanding defaults under our senior credit facility and meet our payment obligations under the senior credit facility and the Subordinated Notes;

•	economic changes nationally or in our local markets;

•	volatility of mortgage interest rates, inflation and underwriting standards;

•	increased competition;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased land development costs on projects under development;

•	the cost and availability of insurance, including the availability of insurance for the presence of mold;

•	the impact of construction defect and home warranty claims;

•	any delays in reacting to changing consumer preferences in home design;

•	changes in consumer confidence;

•	delays in land development or home construction resulting from adverse weather conditions;

•	increases in resale inventory;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, including environmental laws, regulations and policies; or

•	terrorist acts and other acts of war.
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
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt. However, as of August 31, 2008, we were not party to any interest rate swap agreements. Also, we do not enter into or hold derivatives for trading or speculative purposes. As of August 31, 2008, we had total floating rate debt outstanding under our senior credit facility of $31.8 million. Borrowings under that facility generally bear interest based on an applicable margin plus LIBOR or an alternate base rate. The impact of a one-percentage point increase in interest rates on borrowings outstanding at August 31, 2008 would cause our annual interest costs to increase by approximately $318,000.
Exchange Rate Sensitivity
All of our revenue and expenses are denominated in U.S. dollars. As a result, our financial condition, results of operations and cash flows are not directly susceptible to exchange rate fluctuations.
Item 4T. Controls and Procedures
Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of management, have evaluated our disclosure controls and procedures as of August 31, 2008. Based upon their evaluation, they have concluded that our disclosure controls and procedures were effective, as of August 31, 2008, to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, in a manner to allow the timely decisions regarding the required disclosure.
It should be noted, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Furthermore, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective control system, misstatements or omissions due to error or fraud may occur and not be detected.
No change in our internal control over financial reporting occurred during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are involved in various routine legal proceedings incidental to our business. We believe that none of these matters, some of which are covered by insurance, will have a material adverse impact upon our consolidated financial statements as a whole if decided against us.
Item 1A. Risk Factors
Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K includes a discussion of risk factors. The discussion below updates those risk factors and should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. Except as discussed below, we are not aware of any material changes.
The occurrence of recent adverse developments in the housing and credit markets has adversely affected our operations resulting in our default under certain covenants of our senior credit facility and our defaulting with respect to interest payments on, and not maintaining the tangible net worth level set forth in the indenture, governing the Subordinated Notes.
In connection with our fiscal year 2008 financial statements, KPMG LLP, our independent registered public accounting firm, issued an opinion containing an explanatory paragraph that stated that substantial doubt about our ability to continue as a going concern existed due to the fact that, at May 31, 2008, we were in default under our senior credit facility and were below the tangible net worth level set forth in our Subordinated Notes. As of August 31, 2008, we remained in default of the senior credit facility and were again below the tangible net worth level set forth in the Subordinated Notes and as a result are required to offer to purchase 10% of the Subordinated Notes, which is prohibited under the senior credit facility. Subsequent to August 31, 2008, we also defaulted in the payment of interest under the Subordinated Notes. These defaults and potential defaults could cause material adverse effects on our business, results of operations and cash flows, by causing parties that we deal with to question our financial ability to perform our obligations. Our financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our senior credit facility and Subordinated Note defaults and current tangible net worth level are a result of the impact of the protracted downturn in the homebuilding industry and credit markets on our operations and financial results. Financial uncertainty also could negatively affect our relationships with customers, employees and others. Our ability to continue as a going concern may be dependent on our completing an amendment to our senior credit facility, our maintaining compliance with the terms of that facility as amended, our curing the interest payment default under the Subordinated Notes and our finding a way to comply with the repurchase requirements of the Subordinated Notes, or on our finding alternative financing sources to repay outstanding amounts under the senior credit facility and Subordinated Notes, to satisfy our other debt obligations and to fund our operations.
We are currently in default under our senior credit facility and Subordinated Notes and amounts outstanding under these facilities could be accelerated and become immediately payable. Our ability to obtain additional borrowing and fund our operations in the future could be jeopardized if we do not obtain amendment or waivers to our existing senior credit facility and Subordinated Notes to address such defaults, if in the future we default under our senior credit facility or our Subordinated Notes or if we do not obtain a new credit facility to refinance our existing indebtedness.
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
As of August 31, 2008, we were in default of the leverage ratio, the land inventory ratio, the tangible net worth ratio and the unimproved land ratio covenants of the senior credit facility. As of May 31, 2008, we were in default of the tangible net worth and leverage ratio covenants of our senior credit facility. As of August 31, 2008, as a result of our tangible net worth level, we are required to offer to purchase 10% of the Subordinated Notes, which is currently prohibited by the senior credit facility. We have received a notice of default from the lenders under the senior credit facility, which among other things, prohibits us from paying interest on, or repurchasing the Subordinated Notes. As a result, subsequent to August 31, 2008, we defaulted with respect to an interest payment obligation under the Subordinated Notes, and may not be permitted to meet our outstanding repurchase offer obligation regarding the Subordinated Notes. If we are not able to obtain an amendment of the senior credit facility to address our covenant defaults and to permit us to pay interest on and to purchase a portion of the Subordinated Notes, we would be precluded from incurring additional borrowings and the lenders could cause our debt to become due and payable prior to maturity. Further, if we are not able to cure the interest payment default and to offer to purchase 10% of the Subordinated Notes, and we are unable to obtain a waiver from the holders of the Subordinated Notes, an event of default will occur under the Subordinated Notes and the holders will have the right to accelerate payment of all amounts outstanding. If any of these events occur, we would be forced to seek alternative financing to repay indebtedness under the senior credit facility, to repay the Subordinated Notes and to continue to operate our business. There can be no assurance that we will be able to obtain an acceptable amendment under the senior credit facility or a waiver or amendment of the Subordinated Notes, without significant additional cost, or at all, or that we will be able to obtain alternative financing on terms acceptable to us, or at all. Failure to secure waivers and amendments or alternative financing could have a material adverse effect on the solvency of our company and our ability to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
See Notes 2 and 7 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
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
Jerry Patava
Interim Chief Financial Officer

Date: October 20, 2008

INDEX TO EXHIBITS

Exhibit
Number		Document

31.1	—	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.